Form 10-Q
period 2011-06-30
ACTIVE NETWORK INC
filed 2011-08-12
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission file number: 001-35187

The Active Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0884962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10182 Telesis Court, Suite 100

San Diego, California 92121

(Address of Principal Executive Offices) (Zip Code)

(858) 964-3800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 1, 2011, the registrant had 54,195,098 shares of Common Stock ($0.001 par value) outstanding.

The Active Network, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

THE ACTIVE NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,507	$31,441
Restricted cash	5,000	5,000
Accounts receivable, net	55,706	34,096
Inventories	1,810	—
Prepaid expenses and other current assets	5,048	4,181

Total current assets	225,071	74,718
Property and equipment, net	26,919	28,181
Software development costs, net	42,188	37,013
Goodwill	213,406	207,113
Intangible assets, net	35,162	41,208
Deposits and other assets	2,212	2,315

Total assets	$544,958	$390,548

Liabilities, preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,044	$5,372
Registration fees payable	99,566	40,667
Accrued expenses	31,715	32,172
Deferred revenue	46,115	34,013
Current portion of debt	—	16,866
Capital lease obligations, current portion	1,997	1,983
Other current liabilities	2,564	1,630

Total current liabilities	187,001	132,703
Debt, net of current portion	—	27,537
Capital lease obligations, net of current portion	968	1,663
Other long-term liabilities	5,325	4,353
Deferred tax liability	19,703	17,960

Total liabilities	212,997	184,216
Commitments and contingencies (Note 12)
Convertible preferred stock, $0.001 par value—authorized, 100,000 and 146,856 shares; issued and outstanding, 0 and 131,372 shares at June 30, 2011 and December 31, 2010, respectively, (aggregate liquidation preference $0 and $24,183 at June 30, 2011 and December 31, 2010, respectively)	—	21,187
Redeemable convertible preferred stock, $0.001 par value - authorized, 0 and 73,249 shares; issued and outstanding, 0 and 71,751 shares at June 30, 2011 and December 31, 2010, respectively, (aggregate liquidation preference $0 and $372,496 at June 30, 2011 and December 31, 2010, respectively)	—	371,126

Total preferred stock	—	392,313
Stockholders’ equity (deficit):
Common stock, $0.001 par value—authorized, 1,000,000 and 65,000 shares; issued, 55,916 and 9,755 shares; outstanding, 54,141 and 7,980 shares at June 30, 2011 and December 31, 2010, respectively	55	9
Treasury stock (at cost, 1,776 shares at June 30, 2011 and December 31, 2010)	(11,959)	(11,959)
Additional paid-in capital	599,171	65,224
Accumulated other comprehensive income	10,038	8,866
Accumulated deficit	(265,344)	(248,121)

Total stockholders’ equity (deficit)	331,961	(185,981)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$544,958	$390,548

The accompanying notes are an integral part of these consolidated financial statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Revenue:
Technology revenue	$85,553	$71,172	$148,661	$126,104
Marketing services revenue	13,452	10,490	23,056	18,780

Total net revenue	99,005	81,662	171,717	144,884
Cost of net revenue:
Cost of technology revenue	38,707	32,339	71,695	59,374
Cost of marketing services revenue	1,480	1,727	2,642	2,746

Total cost of net revenue	40,187	34,066	74,337	62,120

Gross profit	58,818	47,596	97,380	82,764
Operating expenses:
Sales and marketing	18,914	15,115	35,854	29,758
Research and development	16,377	16,310	32,553	31,352
General and administrative	12,308	11,533	22,896	22,857
Amortization of intangibles	3,718	4,073	7,421	8,120

Total operating expenses	51,317	47,031	98,724	92,087

Income (loss) from operations	7,501	565	(1,344)	(9,323)
Interest income	29	42	59	70
Interest expense	(1,406)	(1,450)	(2,690)	(2,764)
Other income (expense), net	193	(244)	142	(621)

Income (loss) before income taxes	6,317	(1,087)	(3,833)	(12,638)
Income tax provision	788	853	1,580	1,708

Net income (loss)	5,529	(1,940)	(5,413)	(14,346)

Accretion of redeemable convertible preferred stock	(4,400)	(6,900)	(11,810)	(13,773)

Net income (loss) attributable to common stockholders	$1,129	$(8,840)	$(17,223)	$(28,119)

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(1.26)	$(0.96)	$(4.16)

Diluted	$0.03	$(1.26)	$(0.96)	$(4.16)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	27,269	7,034	17,943	6,765

Diluted	36,877	7,034	17,943	6,765

The accompanying notes are an integral part of these consolidated financial statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(5,413)	$(14,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,508	19,057
Loss on extinguishment of debt	538	—
Allowance for doubtful accounts	488	54
Stock-based compensation expense	2,812	3,193
Accretion of discount on debt	191	323
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(21,797)	(12,948)
Inventories	(1,810)	—
Prepaid expenses	(3,662)	(661)
Other assets	164	(109)
Accounts payable	2,584	(3,203)
Registration fees payable	58,899	45,867
Accrued expenses	(1,802)	6,224
Deferred tax liability	1,570	1,066
Deferred revenue	11,461	8,503
Deferred rent	661	1,046

Net cash provided by operating activities	66,392	54,066
Investing activities
Purchases of property and equipment	(5,326)	(7,782)
Software development costs	(9,481)	(8,487)
Cash (paid) received from acquisitions, net of cash acquired	520	(125)
Payment of contingent consideration	(625)	(938)

Net cash used in investing activities	(14,912)	(17,332)
Financing activities
Proceeds from exercise of stock options and common stock warrants	2,760	2,249
Payments on capital lease obligations	(1,233)	(160)
Repayment of long-term obligations	(41,628)	(4,120)
Repurchase of unvested common stock	(13)	—
Net proceeds from initial public offering	114,700	—

Net cash provided by (used in) financing activities	74,586	(2,031)
Effect of exchange rates on cash	—	50

Net increase in cash and cash equivalents	126,066	34,753
Cash and cash equivalents at beginning of year	31,441	26,381

Cash and cash equivalents at end of year	$157,507	$61,134

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$2,054	$1,489

Cash paid during the year for taxes	$99	$—

Supplemental disclosures of noncash financing and investing activities
Fixed asset purchases included in accounts payable	$411	$706

Acquisition of equipment and software under capital leases	$397	$—

Issuance of warrants	$—	$76

Conversion of preferred stock	$404,122	$—

Conversion of debt	$3,504	$—

The accompanying notes are an integral part of these consolidated financial statements.

The Active Network, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business

The Active Network, Inc., a Delaware corporation, and its subsidiaries (“Active” or the “Company”), provide organization-based cloud computing applications that form an online network connecting a fragmented and diverse group of activity and event organizers with a large base of potential participants. The Company’s technology platform transforms the way organizers manage their activities and events by automating online registrations and streamlining other critical management functions, while driving consumer participation to their activities and events.

Initial Public Offering

In May 2011, the Company completed an initial public offering (“IPO”) of its common stock in which it sold and issued 12,650,000 shares of common stock, of which 4,427,778 were sold by its selling shareholders, at an issue price of $15.00 per share, resulting in proceeds, net of underwriting discounts but before deducting offering expenses, of approximately $114.7 million to the Company. As a result of the IPO, all shares of the Company’s convertible preferred stock and redeemable convertible preferred stock converted into 34,631,891 shares of common stock and certain warrants to purchase common stock were net exercised into 420,365 shares of common stock.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Active and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial condition and results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and six months ended June 30, 2011 and 2010 are unaudited. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for fiscal year 2011 or for any other interim period or for any other future year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes registration revenue primarily from technology fees and related hosting and implementation services. The Company also records revenue for marketing services. The Company recognizes revenue when a signed contract or other persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable. The Company’s arrangements do not contain general rights of return.

The Company assesses whether the fee is fixed or determinable, and collection is probable, at the time of the transaction. In determining whether the fee is fixed or determinable, the Company compares the payment terms of the transaction to its standard payment terms and whether payment is free of contingencies or significant uncertainties. If a significant portion of the fee is considered to have extended payment terms or the fee is subject to adjustment, the Company accounts for the fee as not being fixed or determinable and recognizes revenue as the payments become due. The Company assesses whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. The Company does not request collateral from its customers. If the Company determines that collection of a fee is not probable, the Company defers the fee and recognizes revenue at the time collection becomes probable, which is generally upon receipt of cash.

Registration revenue is recognized when received net of registration fees paid to event organizers. Net registration revenue comprised 70% and 74% of total net revenue for the three months ended June 30, 2011 and 2010, respectively, and 71% and 73% for the six months ended June 30, 2011 and 2010, respectively.

On January 1, 2011, the Company adopted the new accounting standard for multiple deliverable revenue arrangements which provides guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated. This guidance requires an entity to allocate revenue in an arrangement using the “best estimate of selling price” (“BESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price. Due to the unique nature of some of the Company’s multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales using VSOE or TPE, therefore, the Company may use its best estimate to establish selling prices for these arrangements under the new accounting standard. The Company establishes its best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as customer base, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the BESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. The adoption of this amended standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable revenue arrangements.

Many customers who use the Company’s hosting services or license its software also enter into separate professional services and training arrangements with the Company. In addition, certain of the Company’s hosting agreements include up-front payments for implementation of hosting services. In determining whether professional services and implementation revenue should be accounted for separately, the Company evaluates (among other factors): the nature of the deliverables; whether they are ready for their intended use by the customer upon receipt;

the nature of the implementation services; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the hosting or software license fee. For up-front and other revenues received for implementation services associated with hosting arrangements, the Company defers the related revenue and records revenue over the term of the hosting contract since the implementation and hosting do not have stand-alone value. For license and professional services that qualify for separate accounting, such as arrangements that involve off-the-shelf software, the services do not include significant alterations to the features and functionality of the software, the services are primarily comprised of implementation services and fair value exists for the undelivered elements, software revenue is generally recognized when the software is delivered and service revenue is recognized when the services are performed.

For license and professional service arrangements that do not qualify for separate accounting, such as arrangements that involve significant modification or customization of the software, arrangements that include milestones or customer specific acceptance criteria, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue when services have been rendered. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized currently. A majority of such arrangements are recognized together with the professional services.

First-year maintenance is typically sold with the related software license and renewed on an annual basis thereafter. Maintenance revenue is deferred and recognized ratably over the term of the maintenance and support period based on VSOE. The Company establishes VSOE based on the prices when sold separately.

Marketing service revenue consists of online and integrated field marketing campaigns. The Company’s online marketing services include online advertising, e-mail marketing and targeted newsletter promotions. Banner, button and e-mail advertisements are impression-based, with the revenue based on the number of times the advertisement is displayed or delivered over the contract period. Impression-based contract revenue is primarily recognized as the impression is displayed on the Company’s web site or delivered by e-mail to the intended addressee. The Company’s field marketing services include event promotions, sponsorships and sample placements and are defined contractually with individual customers. Field marketing revenue is recognized over the term of the contract or when revenue is earned based on the performance of services associated with a series of events.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company makes different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments including accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. Carrying amounts of the Company’s acquisition related notes payable, term loans and line of credit approximate fair value as the interest rates on these instruments are primarily based on market rates of interest. The fair values of the Company’s cash equivalents are detailed further in Note 4.

Concentration of Credit Risk

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash has been invested in money market funds or non-interest bearing accounts. The Company performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, current economic trends and historical payment experience (Note 5).

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date.

Restricted Cash

At June 30, 2011 and December 31, 2010, the Company had $5 million of cash restricted from withdrawal and held by a bank as collateral for a credit facility (Note 11).

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Company’s customers and credit and debit card receivables due from third party financial institutions attributable to the Company’s registration receivable process.

Inventories

Inventories are stated at the lower of cost or market on a first in, first out (FIFO) basis. Inventories include purchases of registrations from event organizers for customer activities and events that are intended to be sold directly to participants. The Company reviews its inventory for estimated excess inventory based on estimated future usage and sales. Inventory reserves are established based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if conditions improve.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is computed using the shorter of the estimated useful lives or the terms of their respective leases.

Capitalized Software Development Costs

Costs to develop internal use software are capitalized provided these costs are expected to be recoverable, and are amortized on a product-by-product basis using the straight line method over the estimated economic life of the application, which is generally two to five years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred. The Company capitalized software development costs of $4.9 million and $4.2 million for the three months ended June 30, 2011 and 2010, respectively, and $9.5 million and $8.5 million for the six months ended June 30, 2011 and 2010, respectively. Amortization of internal software development costs is reflected in cost of revenue.

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment testing is a two-step process: first, the Company screens for impairment, and if any possible impairment exists, undertakes a second step of measuring such impairment. The Company generally performs its goodwill impairment test annually in its fourth fiscal quarter, and the last impairment test was completed as of October 1, 2010. The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. The Company periodically re-evaluates its business and has determined that it operates in two reportable segments, which the Company considers its reporting units. Therefore, goodwill is tested at the reporting unit level.

For purposes of goodwill impairment testing, the Company estimates its fair value using generally accepted valuation methodologies, including market and income based approaches, and relevant data available through and as of the testing date. The market approach is a valuation method in which fair value is estimated based on observed prices in actual transactions and on asking prices for similar assets. Under the market approach, the valuation process is essentially that of comparison and correlation between the subject asset and other similar assets. The income approach is a method in which fair value is estimated based on the cash flows that an asset could be expected to generate over its useful life, including residual value cash flows. These cash flows are then discounted to their present value using a rate of return that accounts for the relative risk of not realizing the estimated annual cash flows and for the time value of money.

To date, the Company has determined that there has been no impairment of goodwill.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets which includes amortizable intangible and tangible assets in accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. The Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds their fair value. No long-lived assets impairment losses were incurred in the fiscal periods presented.

Registration Fees Payable

Registration fees payable represent the portion of the registration fees payable to event organizers, park and recreation department administrators, league administrators and other customers. Cash collected on behalf of customers is included in cash and cash equivalents prior to remitting the amounts owed to the Company’s customers.

Stock-Based Compensation

The Company has stock incentive plans under which options to purchase common stock have been granted to employees, consultants and directors. The stock options have been granted to employees with exercise prices equal to the fair value of the underlying stock, as determined by the board of directors on the date the equity award was granted. Prior to the IPO, the board of directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stock and the lack of liquidity of the Company’s common stock.

The Company utilizes the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of its share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. The Company estimates its expected term and the expected volatility of its common stock on the date of grant based on the average expected term and the average volatilities of similar publicly-traded entities. The fair value of the awards that are ultimately expected to vest is recognized over the requisite service periods on a straight-line basis in the Company’s consolidated statements of operations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it is more likely than not that the Company will not recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable.

Advertising Expense

Advertising costs are expensed as they are incurred. The Company incurred advertising costs of approximately $1.0 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $1.8 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. Advertising costs are included in sales and marketing on the consolidated statements of operations.

Foreign Currency

The functional currency for the majority of the Company’s foreign subsidiaries is the local currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Certain foreign subsidiaries designate the U.S. dollar as the functional currency. For those subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit) or in other income (expense) in the consolidated statements of operations.

Foreign currency exchange gains and losses are recorded in other income (expense), net. Foreign currency transaction gains and losses were $(0.2) million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $(0.1) million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are recorded as an element of stockholders’ equity (deficit) but are excluded from net income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. The Company has disclosed comprehensive income (loss) as a component of stockholders’ equity (deficit). Comprehensive income (loss) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$5,529	$(1,940)	$(5,413)	$(14,346)
Foreign currency translation	(279)	(1,526)	1,172	84

Total comprehensive income (loss)	$5,250	$(3,466)	$(4,241)	$(14,262)

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to the guidance for the Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this standard in fiscal year 2012 and does not expect it to have a material impact on the Company’s consolidated financial statements.

3. Acquisitions

Acquisition of Fellowship Technologies, Inc.

In February 2011, the Company acquired Fellowship Technologies, Inc. (“Fellowship”), a provider of web-based software to religious institutions. The acquisition enables the Company to strengthen its position as a technology leader and broaden its customer base. The purchase consideration was approximately 1,125,000 shares of the Company’s common stock valued at approximately $8.9 million. The Company also assumed certain office and facility leases of $4.6 million under noncancelable leases that expire various times through 2017. The results of Fellowship’s operations have been included in the consolidated financial statements since the acquisition date.

The preliminary allocation of the purchase price for the Fellowship acquisition, as of the date of the acquisition, is as follows (in thousands) (unaudited):

Cash	$520
Accounts receivable	195
Prepaid and other assets	15
Fixed assets	530
Security deposits	58
Goodwill	5,680
Intangible assets	3,568
Accounts payable	(101)
Deferred revenue	(528)
Capital lease obligations	(481)
Other liabilities	(187)
Unfavorable leases	(404)

Total purchase price	$8,865

The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to the tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill. The goodwill is deductible for tax purposes. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands) (unaudited):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$197	3 years
Customer contract/relationships	2,730	4 years
Complete technology	641	4 years

	$3,568

Other Acquisitions

During the year ended December 31, 2010, the Company acquired operations from an integrated website provider and certain assets of a provider of online and mobile communications software and related technology services for event registrations in exchange for $0.1 million in cash and 223,500 shares of the Company’s common stock valued at approximately $0.9 million. In addition, the Company may be required to make earn-out payments between fiscal 2011 through 2015 based on the achievement of certain sales milestones in each of the respective years. The Company determined that the achievement of the milestones is not likely, and therefore, no liability was recorded as of June 30, 2011 or December 31, 2010. These acquisitions enable the Company to strengthen its position as a technology leader and broaden its customer base.

Accounts receivable	$136
Goodwill	155
Intangible assets	752
Other liabilities	(22)
Gain on bargain purchase	(21)

Total purchase price	$1,000

The acquisitions were accounted for as purchase business combinations. The Company allocated the purchase price to the tangible assets acquired and liabilities assumed based on their estimated fair values. For one acquisition, the excess of the purchase price over the aggregate fair value was recorded as goodwill, which is deductible for tax purposes. For the other acquisition, the Company realized an immaterial benefit in the consolidated statements of operations for the excess of the aggregate fair value of the assets acquired over the purchase price. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Customer contract/relationships	$752	3 years

As part of one acquisition, the Company received approximately $3.0 million to subsidize certain costs of building and maintaining the infrastructure necessary to service customer contracts. This amount has been deferred on the Company’s balance sheets and will be amortized to general and administrative expenses on the Company’s consolidated statements of operations over the expected life of the contract. Amortization was approximately $0.2 million and $0 million for the three months ended June 30, 2011 and 2010, respectively, and $0.4 million and $0 million for the six months ended June 30, 2011 and 2010, respectively.

4. Fair Value Measurements

FASB guidance for fair value measurements clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The Company’s assets and liabilities that are measured at fair value as of June 30, 2011 are as follows (in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,179	$—	$—	$18,179

The Company’s assets and liabilities that are measured at fair value as of December 31, 2010 are as follows (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,169	$—	$—	$18,169
Accrued liabilities:
Contingent consideration	$—	$—	$625	$625

Level 3 liabilities include contingent milestone consideration payable to selling shareholders, the value of which was determined based on the probability of achieving specific milestones and the probability weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date will be recognized in earnings. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobserved inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company made significant assumptions to establish inputs for the contingent consideration calculation using discount rates ranging from 10% to 14% to calculate the fair value of the future payments. The Company recorded contingent consideration of $0.6 million at the time of acquisition. During May 2011, the outstanding liability of $0.6 million was settled in full and no contingent consideration remained as of June 30, 2011.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

Contingent Consideration
Balance at December 31, 2010	$625
Settlement of contingent consideration	(625)

Balance at June 30, 2011	$—

5. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, by category is as follows (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable	$41,949	$26,850
Registration receivable	15,256	8,626
Less allowance for doubtful accounts	(1,499)	(1,380)

Accounts receivable, net	$55,706	$34,096

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, returns and discounts experience and current economic trends. The Company reviews its allowances monthly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.

6. Property and Equipment

Property and equipment by category is as follows (in thousands):

	June 30, 2011	December 31, 2010
Computer and software	$51,731	$46,653
Furniture and fixtures	9,811	9,529
Leasehold improvements	2,642	2,421

Total	64,184	58,603
Less accumulated depreciation	(37,265)	(30,422)

Property and equipment, net	$26,919	$28,181

Depreciation expense was $3.4 million and $3.3 million for the three months ended June 30, 2011 and 2010, respectively, and $6.8 million and $6.4 million for the six months ended June 30, 2011 and 2010, respectively.

Included in fixed assets are $6.5 million and $6.1 million of equipment under capital lease at June 30, 2011 and December 31, 2010, respectively. Accumulated amortization of assets under capital lease totaled $4.3 million and $3.2 million at June 30, 2011 and December 31, 2010, respectively.

7. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	June 30, 2011	December 31, 2010
Software development costs	$57,147	$47,691
Accumulated amortization	(14,959)	(10,678)

Software development costs, net	$42,188	$37,013

Amortization expense was $2.2 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively, and $4.4 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively.

8. Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2011 is as follows (in thousands):

	Technology Services	Media & Marketing	Total
Balance at December 31, 2010	$194,789	$12,324	$207,113
Goodwill arising from acquisitions	5,680	—	5,680
Effect of exchange rate changes	613	—	613

Balance at June 30, 2011	$201,082	$12,324	$213,406

9. Intangible Assets

Intangible assets are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets.

The carrying values of amortized intangible assets are as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$26,542	$(17,973)	$8,569	$25,571	$(14,992)	$10,579
Non-compete agreements	952	(952)	—	952	(922)	30
Customer relationships	29,304	(24,301)	5,003	26,516	(21,685)	4,831
Trade names	10,149	(5,203)	4,946	9,796	(4,713)	5,083
Customer contracts	45,885	(29,241)	16,644	45,344	(24,659)	20,685

	$112,832	$(77,670)	$35,162	$108,179	$(66,971)	$41,208

Amortization of developed technologies is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue—Technology	$1,296	$1,083	$2,553	$2,211
Cost of revenue—Marketing	137	133	273	267
Operating expenses	3,718	4,073	7,421	8,120

Total	$5,151	$5,289	$10,247	$10,598

10. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	June 30, 2011	December 31, 2010
Accrued compensation	$10,719	$13,678
Sales and other foreign taxes	5,748	5,191
Accrued expenses	7,929	5,707
Other	7,319	7,596

Total	$31,715	$32,172

As of June 30, 2011, accrued compensation was comprised of accrued salaries of $5.2 million, accrued personal time off of $2.8 million, accrued self-insurance of $0.8 million, amounts payable for 401K contributions of $0.2 million, and deferred bonuses of $1.7 million. As of December 31, 2010, accrued compensation was comprised of accrued salaries of $4.6 million, accrued personal time off of $0.3 million, amounts payable for 401K contributions of $0.1 million, and deferred bonuses of $8.7 million.

11. Long-Term Debt and Lines of Credit

2007 Loan and Security Agreement

In March 2007, the Company entered into a loan and security agreement (the “Agreement”) with Escalate Capital I, L.P. (“Escalate”) and Gold Hill Capital Venture Lending 03, L.P. (“Gold Hill”) which allowed the Company to draw a minimum of $15 million, up to a maximum of $20 million from a financial institution. Under the terms of the Agreement, the Company was required to make interest-only payments on a monthly basis through February 2009 bearing an interest rate of 6.75% per annum, after which borrowings under the agreement were repayable over 24 months at an interest rate of 6.75% per annum. In addition, a payment-in-kind (“PIK”) interest was added to the outstanding principal amount at a rate of 3.15% compounded monthly and was payable at the earlier of maturity or repayment of the loan. The Company had the option to repay the loans without penalty prior to maturity. In conjunction with the Agreement, the Company issued 146,710 warrants to Escalate and 107,530 warrants to Gold Hill (Note 15). The loan was collateralized by substantially all of the Company’s assets, excluding certain registration cash and intellectual property and restricted the Company’s ability to raise additional debt financing and pay dividends.

In December 2007, the Agreement was amended to increase borrowings up to $35 million.

In April 2009, the Agreement was amended to extend the repayment commencement dates and the maturity dates of Gold Hill advances. Outstanding borrowings were repayable over a 24 month period beginning in March 2010 through December 2012. The amendment required the payment of certain fees and costs of up to $0.1 million to the financial institution, and at the end of the repayment period, the Company was required to make a final payment of $0.3 million. If any portion of the loan made by this financial institution was prepaid, a corresponding portion of the final payment would also be required to be prepaid.

In April 2010, the Agreement was amended to change the interest rate for Escalate from 6.75% to 12% and eliminate the 3.15% PIK interest commencing on February 1, 2010. The amended agreement also changed the principal payment schedule of the remaining balance. In addition, the Company issued 20,000 warrants to Escalate to purchase the Company’s common stock (Note 15).

In December 2010, the Company entered into an amendment to the debt agreement with Gold Hill and Escalate to change the principal payment schedule of the remaining balance and to extend the maturity date to May 2012, which the Company treated as a modification to its existing debt. The amendment to the Gold Hill agreement also changed the interest rate from 6.75% to 12% and eliminated the 3.15% PIK interest commencing on December 1, 2010. In addition, Gold Hill and Escalate were issued warrants to purchase 23,500 and 31,500 shares of common stock, respectively (Note 15).

As of December 31, 2010, the Company had outstanding borrowings of $13.0 million with Escalate and outstanding borrowings of $14.6 million with Gold Hill.

The Company used a portion of the proceeds from the IPO to repay $27.3 million of the outstanding principal amount of the long-term debt under the Agreement, reducing the outstanding principal amount under the Agreement to $0 million at June 30, 2011. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 131,021 and 198,196 shares of common stock to Gold Hill and Escalate, respectively. The early repayment of the debt resulted in a loss on extinguishment of $0.5 million.

2008 Loan and Security Agreement

In October 2008, the Company entered into a Loan and Security Agreement (“LSA”) with Square 1 Bank (“Square 1”) which allowed the Company to borrow up to $5.0 million under a term loan and up to $7.0 million under a line of credit (“Line”). For borrowings under the term loan, the Company was required to make interest-only payments on a monthly basis for the first six months, after which borrowings were repayable over 30 months. The interest rate for the term loan was prime plus 1% and was due to mature in October 2011. For borrowings under the LSA, the Company is required to maintain a cash balance of $5.0 million in an account with Square 1 and is presented as restricted cash on the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010 (Note 2). Under the terms of the Line, borrowings cannot exceed 80% of the Company’s eligible accounts receivable and carries an interest rate of prime plus 1% and was to mature on July 2010. The loan is collateralized by substantially all of the Company’s assets, excluding certain client cash and intellectual property, and is subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required quick ratio and the non-occurrence of a material adverse change in the business, operations or conditions of the Company. As of June 30, 2011 and December 31, 2010, the Company was in compliance with all specified financial covenants.

In April 2010, the LSA was amended to allow the Company to grant to Central Bank a junior lien on an asset and to revise the earnout payment schedule.

In May 2010, the LSA was amended to adjust the quick ratio to be at least 1:1.

In July 2010, the LSA was amended to change the interest rate for advances under the Line to the greater of (i) prime plus 1% or (ii) 5% and further extended the maturity date to July 2011. The amendment also changed the amount the Company is allowed to borrow under the Line to $12.0 million less borrowings outstanding under the term loan.

At December 31, 2010, outstanding borrowings from Square 1 were approximately $1.7 million under the term loan and approximately $7.3 million under the Line. There was $6.7 million and $2.0 million available under the Line as of June 30, 2011 and December 31, 2010, respectively.

The Company used a portion of the proceeds from the IPO to repay $4.7 million of the outstanding principal amount of the term loan under the LSA, reducing the outstanding principal amount under the LSA to $0 million at June 30, 2011. The early repayment of the debt did not result in any gain or loss on extinguishment.

ALS Acquisition Notes Payable

In connection with the ALS acquisition, the Company assumed approximately $7.3 million of debt held by Pinnacle Financial Partners (“Pinnacle”) and the Bank of Celina (“Celina”). Subsequent to the acquisition, the Company refinanced approximately $1.8 million of the debt with Pinnacle. Under the terms of the loans held by Pinnacle, the Company was required to make principal and interest payments, on a monthly basis, over a period of 36 months to 60 months at interest rates ranging from 6.25% to 9.25% per annum. Under the terms of the loan held by Celina, the Company was required to make principal and interest payments, on a monthly basis, over a period of 180 months at an interest rate of 3.5% per annum.

At December 31, 2010, outstanding borrowings from Pinnacle were approximately $2.6 million and outstanding borrowings from Celina were approximately $0.2 million.

The Company used a portion of the proceeds from the IPO to repay $2.0 million of the outstanding principal amount of the long-term debt held by Pinnacle and Celina, reducing the outstanding principal amount to $0 million at June 30, 2011. The early repayment of the debt did not result in any gain or loss on extinguishment.

Convertible Debt Purchase Agreement

In September 2009, the Company entered into a convertible debt purchase agreement (“Convertible Debt”) for up to $10 million with certain lenders whereby the Company issued convertible unsecured promissory notes totaling $4 million payable in two years at a non-compounded annual stated and effective interest rate of 10%. In the event of an extension of the maturity date, the interest rate would change to LIBOR plus 7%, up to the lesser of (i) 15% per annum or (ii) the maximum amount legally permissible. The Convertible Debt was repayable at any time after the six-month anniversary of the issuance date. In the event the Convertible Debt was repaid prior to the one-year anniversary of the issuance date, the incremental interest would have amounted to 10% of such repayments. The holders of the notes had the option of exercising their conversion rights prior to such repayments. The conversion rate was based on the sum of the unpaid principal and interest divided by $16 to determine the number of common shares issuable upon conversion, and adjusted for anti-dilution effects (Note 20). Borrowings under the Convertible Debt were subject to the non-occurrence of a material adverse change in the business, operations (financial or otherwise) of the Company, or a material impairment of the prospect of repayment of any portion of the Company’s outstanding obligations. As of December 31, 2010, the Company was in compliance with this covenant.

The maturity date of the Convertible Debt could be extended by an additional year by (A) consent of the Company and lenders holding at least a majority of the principal amount of the Convertible Debt, or (B) at the sole discretion of the Company.

At December 31, 2010 outstanding borrowings under the Convertible Debt were approximately $4.0 million.

The Company used a portion of the proceeds from the IPO to repay $1.0 million of the outstanding principal amount of the Convertible Debt. The early repayment of the debt did not result in any gain or loss on extinguishment. The remaining $3.0 million of outstanding principal and $0.5 million of accrued interest was converted into 218,989 shares of the Company’s common stock in June 2011, reducing the outstanding principal amount to $0 million at June 30, 2011. The option to convert was considered substantive, and therefore no incremental charge was recorded upon conversion of the debt.

ALS Acquisition Earn Out Agreement

In connection with the ALS acquisition, the Company entered into an earn-out payment agreement to pay $1.9 million over a three-year period commencing November 2009 at an interest rate of 5% per annum. Principal and interest was payable on a quarterly basis. At December 31, 2010, the remaining earn-out payable to ALS was approximately $1.0 million.

The Company used a portion of the proceeds from the IPO to repay $0.8 million of the outstanding principal amount of the earn-out payment. The early repayment of the debt did not result in any gain or loss on extinguishment.

12. Commitments and Contingencies

Operating Leases

The Company leases its office and datacenter facilities under noncancelable leases that expire at various times through 2015. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $2.7 million and $2.5 million for the three months ended June 30, 2011 and 2010, respectively, and $5.4 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively.

Guarantees

The Company entered into an arrangement with a third-party customer to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer of up to $15 million. The corporate guarantee became effective in July 2010.

Sales and Use Tax

The Company accrues for sales and use taxes in certain states. The Company performed an analysis of its potential liability in states where it had not previously remitted these taxes. Based on the results of the analysis, the Company established a reserve for estimated claims from states where sales and use tax had not been remitted of $3.9 million and $3.4 million at June 30, 2011 and December 31, 2010, respectively.

Indemnification

The Company enters into indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

Loss Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to its management to determine whether such accruals should be adjusted and whether new accruals are required.

Included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 is the correction of a billing error offset by an error related to the cash reconciliation process for the years ending December 31, 2008, 2009 and 2010 and the three and six months ending June 30, 2011 which resulted in a net increase to revenue of approximately $0.2 million. The Company has performed an evaluation to determine if the financial statement impacts resulting from these errors in accounting were material, considering both quantitative and qualitative factors. Based on this materiality analysis, the Company concluded that correcting the cumulative errors was immaterial to the current year financial results and a correction of the errors would not have a material impact to any individual prior period financial statements or to expected full year results for fiscal 2011.

In December 2010 the Company became aware of a security breach in one of the legacy computer systems it acquired in an acquisition. This breach could potentially result in an unauthorized acquisition and use of credit card data and could result in assessments or damages from claims asserted by organizers or participants. The Company has performed an internal investigation to assess the potential exposure of the breach. Based on the status of the investigation, the Company has accrued a liability of $0.1 and $0 million as of June 30, 2011 and December 31, 2010.

13. Legal Proceedings

From time to time, the Company is involved in disputes, litigation and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses. The Company has not recorded an accrual for potential loss as of June 30, 2011 or December 31, 2010.

14. Preferred Stock

Effective May 25, 2011, all shares of convertible preferred stock and redeemable convertible preferred stock were converted into 8,807,090 and 25,824,801 shares of common stock, respectively, in connection with the Company’s IPO as described in Note 1. After the completion of the IPO in May 2011, the Company amended its certificate of incorporation and reduced the authorized number of shares of preferred stock to 100,000,000.

15. Stockholders’ Equity (Deficit)

Common Stock

After the completion of the IPO in May 2011, the Company amended its certificate of incorporation and increased its authorized number of shares of common stock to 1,000,000,000.

Holders of common stock are entitled to dividends if and when declared by the Board of Directors and after obtaining the majority consent of preferred stockholders.

Each share of common stock has the right to one vote per share. Each restricted stock purchase right has the right to one vote per share and the right to receive dividends or other distributions paid or made with respect to common shares, subject to restrictions for continued employment service.

Common Stock Warrants

During 2006, in connection with a Master Service Agreement (“MSA”) with the United States Tennis Association (“USTA”), the Company issued warrants to purchase 239,027 shares of the Company’s common stock at an exercise price of $9.28 per share. These warrants were exercisable immediately after issuance and would expire in 10 years. In conjunction with the December 2010 renewal of the MSA, the Company extended the exercise period of the warrants an additional 5 years. The total fair value of the warrants at the date of issuance and modification of $1.5 million was calculated using the Black-Scholes option pricing model using the following assumptions: contractual life of ten to eleven years; expected volatility between 52.6% - 82.1%, risk free interest rate between 3.0% - 4.9% and a dividend yield of 0%. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 91,148 shares of common stock to USTA. The amortization of the warrants was approximately $0.1 million for the three and six months ended June 30, 2011 and 2010, respectively.

In conjunction with the 2007 Loan and Security Agreement and amendments to the 2007 Loan and Security Agreement in April 2010 and December 2010, the Company issued warrants to Gold Hill and Escalate to purchase 131,030 shares of common stock and 198,210 shares of common stock, respectively, at an exercise price of $0.001 per share. The fair value of these warrants of $2.2 million was calculated using the Black-Scholes option pricing model at the various dates of issuance using the following assumptions: contractual life of seven years; expected volatility between 51.4% - 71.0%; risk free rate between 2.7% - 4.5%; and a dividend yield of 0%. This estimated fair value, which represents a debt discount, is expensed to interest expense over the term of the Agreement. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 131,021 and 198,196 shares of common stock to Gold Hill and Escalate, respectively. Interest expense related to the amortization of the warrants was approximately $0.6 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. Included in the interest expense for the three and six months ended June 30, 2011 was $0.5 million incurred as a result of repayment of the outstanding principal amount of the long-term debt under the Agreement with Gold Hill and Escalate (Note 11).

16. Stock Plans and Stock-Based Compensation

Employee Stock Purchase Plan

In April 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “2011 ESPP Plan”), which became effective upon the Company’s IPO. The 2011 ESPP Plan allows participating employees to contribute up to 20% of their earnings, up to a maximum of $25,000 per annum, to purchase shares of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of the offering period, or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company’s compensation committee may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering.

Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. As of June 30, 2011, there were 1,122,000 shares of common stock available for issuance under the 2011 ESPP Plan and no shares had been issued under the 2011 ESPP Plan.

Stock Option Plan

In January 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”) and retired the 1999 Stock Option Plan (the “1999 Plan”) and assumed certain options under the 1999 Plan. Grants under the 2002 Plan may be incentive stock options or nonqualified stock options. The 2002 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the compensation committee. The majority of awards issued under the 2002 Plan vests over two to four years, and has a term of ten years. The maximum number of shares of common stock issuable pursuant to the 2002 Plan was 15,687,998 as of December 31, 2010, plus the shares of common stock subject to options pursuant to awards granted under the 1999 Plan forfeited after the adoption of the 2002 Plan. There were 150,435 shares available for grant under the 2002 Plan at December 31, 2010. Upon the Company’s IPO in May 2011, the Company’s ability to grant awards under the 2002 Plan was terminated. As of June 30, 2011, options to purchase 12,327,088 shares of common stock were outstanding under the 2002 Plan. The 2002 Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2002 Plan.

In April 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective upon the Company’s IPO. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The 2011 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms and conditions of the awards. Stock options expire on terms as determined by the compensation committee, but not more than ten years after the date of grant. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance units, cash based awards and other stock-based awards may be granted to employees and consultants. As of June 30, 2011, the maximum number of shares of common stock issuable pursuant to the 2011 Plan was 4,123,077, plus the shares of common stock subject to options or awards outstanding pursuant to the 2002 Plan that expire, terminate, cancel, forfeit, or are repurchased after the adoption of the 2011 Plan. As of June 30, 2011, there were 4,142,266 shares available for grant under the 2011 Plan.

Early Exercise of Stock Options

The Company issued 26,250 and zero shares of common stock during the three months ended June 30, 2011 and 2010, respectively, and 76,658 and 525,000 shares of common stock during the six months ended June 30, 2011 and 2010, respectively for stock options exercised prior to vesting. The unvested shares are subject to the Company’s repurchase right at the lesser of the original exercise price or market price. The proceeds from the early exercise of stock options are recorded in other long-term liabilities and reclassified to common stock as the shares vest and the Company’s repurchase rights lapse.

There were 535,067 and 567,758 shares held by employees which were subject to repurchase for early exercise of stock options at an aggregate purchase price of $1.0 million and $1.1 million at June 30, 2011 and December 31, 2010, respectively.

Stock Option Activity

Stock option activity (in thousands, except share and per share data) for the six months ended June 30, 2011 is as follows:

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	11,433,588	$2.18	7.26	$65,126

Granted	2,623,500	7.68
Exercised	(1,622,852)	2.62
Cancelled or expired	(107,148)	3.35

Outstanding at June 30, 2011	12,327,088	$3.29	7.56	$176,436

Options vested at June 30, 2011	7,543,839	$2.07	6.59	$117,163

Options vested and expected to vest as of June 30, 2011	11,982,684	$3.22	7.49	$172,299

Aggregate intrinsic value represents the difference between the quoted closing market price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s market price of its common stock was $17.60 and $7.88 as of June 30, 2011 and December 31, 2010, respectively. The total intrinsic value of options exercised was approximately $13.8 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $16.5 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

The weighted-average grant date fair value of options granted was $8.22 and $1.67 for the three months ended June 30, 2011 and 2010, respectively, and $6.48 and $0.94 for the six months ended June 30, 2011 and 2010, respectively.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $19.2 million and $4.8 million as of June 30, 2011 and December 31, 2010, respectively, and is expected to be recognized over the next 3.4 years and 2.6 years, respectively.

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Volatility	48.5-48.9%	50.5%	48.5-49.2%	50.5-51.8%
Expected dividend yield	—	—	—	—
Risk-free rate	1.8-2.1%	2.0%	1.8-2.2%	2.0-2.2%
Expected term (in years)	4.9	4.7	4.9	4.7

Restricted Stock Activity

A summary of restricted stock activity during the six months ended June 30, 2011, is presented as follows (in thousands, except share and per share data):

Restricted Stock Awards	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	78,500	$6.18
Granted	—	—
Vested	(78,500)	6.18
Forfeited	—	—

Nonvested at June 30, 2011	—	$—

At June 30, 2011, there was no remaining unrecognized compensation cost related to restricted stock.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$39	$28	$55	$54
Sales and marketing	576	132	763	256
Research and development	203	138	321	279
General and administrative	1,250	1,106	1,673	2,604

Total stock-based compensation	$2,068	$1,404	$2,812	$3,193

17. Net Income (Loss) Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the IPO, holders of Redeemable Convertible Preferred were each entitled to receive 8% per annum cumulative dividends, payable prior and in preference to any dividends on any other shares of the Company’s capital stock.

Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) per share:
Net income (loss)	$5,529	$(1,940)	$(5,413)	$(14,346)
Less: accretion of redeemable convertible preferred stock	(4,400)	(6,900)	(11,810)	(13,773)

Net income (loss) attributable to common stockholders	$1,129	$(8,840)	$(17,223)	$(28,119)

Weighted-average common shares outstanding:
Basic	27,269	7,034	17,943	6,765

Diluted	36,877	7,034	17,943	6,765

Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(1.26)	$(0.96)	$(4.16)

Diluted	$0.03	$(1.26)	$(0.96)	$(4.16)

Potentially dilutive securities not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options to purchase common stock and common stock subject to repurchase	1,377,934	11,811,762	12,787,127	11,394,812
Convertible Preferred	5,226,185	8,807,092	7,006,746	8,807,092
Redeemable Convertible Preferred	15,324,607	25,828,786	20,545,698	25,828,786
Common stock warrants	7,656	247,711	198,801	247,711
Common stock issuable upon conversion of debt	196,739	262,603	234,402	256,438

	22,133,121	46,957,954	40,772,774	46,534,839

18. Business Segments

The Company’s Chief Executive Officer who is considered to be the chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis, accompanied by information about operating segments for purposes of making operating decisions and assessing financial performance. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance.

The Company determined its operating segments to be technology services, which derives substantially all of its revenue from the sale of direct selling services through a hosted software solution, and media and marketing, which derives substantially all of its revenue from the delivery of advertising and content media.

The Company evaluates the performance of its operating segments based on net revenues and operating income before interest, taxes, depreciation, amortization and stock-based compensation expense.

The Company does not allocate most of its assets, as well as its depreciation and amortization expense, stock-based compensation expense, interest income, interest expense and income tax expense by segment. Accordingly, the Company does not report such information.

Summarized information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue by segment:
Technology	$85,553	$71,172	$148,661	$126,104
Marketing services	13,452	10,490	23,056	18,780

Total net revenue	$99,005	$81,662	$171,717	$144,884

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$24,695	$18,324	$34,016	$26,579
Marketing services	6,490	3,645	9,623	6,021

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	31,185	21,969	43,639	32,600
Depreciation and amortization	(10,837)	(9,873)	(21,508)	(19,057)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense	(2,068)	(1,404)	(2,812)	(3,193)
Unallocated corporate costs	(10,779)	(10,127)	(20,663)	(19,673)

Income (loss) from operations	$7,501	$565	$(1,344)	$(9,323)

The Company allocates its net revenue to geographic regions based on the customer’s location. The following tables set forth net revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue:
North America	$96,157	$80,071	$166,768	$141,629
Europe and other	2,848	1,591	4,949	3,255

Total net revenue	$99,005	$81,662	$171,717	$144,884

	June 30, 2011	December 31, 2010
Assets:
North America	$542,968	$388,729
Europe and other	1,990	1,819

Total assets	$544,958	$390,548

Long-lived assets:
North America	$319,166	$315,270
Europe and other	721	560

Total long-lived assets	$319,887	$315,830

19. Income Taxes

The effective tax rate of (41.2)% for the six months ended June 30, 2011 differs from the statutory rate primarily due to state taxes, foreign taxes, nondeductible stock option expenses, the increase in the deferred tax liability from the amortization of tax deductible goodwill, and the change in the valuation allowance.

The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Similarly, state deferred tax liabilities in excess of state deferred tax assets are not available to ensure the realization of federal deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess of deferred tax liabilities for the periods presented. As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, the Company has established a valuation allowance against its deferred tax assets.

The Company is subject to the accounting guidance for uncertain income tax positions. Pursuant to the guidance, income tax positions must meet a more likely than not recognition threshold in order to be recognized. Tax benefits are then measured using a cumulative benefit approach whereby the largest amount of tax benefit that is greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority is recorded. In accordance with this guidance, the Company recorded a liability of $0.6 million and $0.3 million for uncertain tax positions as of June 30, 2011 and December 31, 2010, respectively. The Company does not expect any material changes in the balance of unrecognized tax benefits during the next twelve months.

The Company’s policy for recording interest and penalties on uncertain tax positions is to record such items as a component of income tax expense. Accrued interest and penalties of $0.1 million were recorded as of June 30, 2011 and December 31, 2010, respectively.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Effectively, all of the Company’s historical tax filings are subject to examination by the Internal Revenue Service and various state and foreign jurisdictions due to the generation of net operating loss carryforwards.

20. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company earned revenues from ESPN and its affiliates of $3.2 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and $4.3 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online registration services agreement with Disney to provide online advertising. The Company earned revenues from Disney of $0.3 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

In September 2009, the Company entered into a convertible debt note purchase agreement totaling $4 million with its Chief Executive Officer and ABS Ventures IX, L.P. (“ABS”). The Company used a portion of the proceeds from the IPO to repay $1.0 million of the outstanding principal amount of the Convertible Debt. The remaining $3.0 million of outstanding principal and $0.5 million of accrued interest was converted into 218,989 shares of the Company’s common stock in June 2011. ABS is a also a stockholder in the Company through its investments in the Series C, D and E Redeemable Convertible Preferred, which was converted into shares of common stock upon the IPO.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the USTA as amended in December 2010. A member of the Company’s Board of Directors is the managing director for recreational tennis at the USTA. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. In addition, the USTA held a warrant to purchase the Company’s common stock, which was net exercised on the closing date of the Company’s IPO. The Company issued 91,148 shares of common stock to USTA upon the net exercise of the warrant in May 2011. Net revenue from USTA and its affiliates was approximately $1.4 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively, and $2.8 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.

21. Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

22. Subsequent Events

Acquisition of ConnectionPower

On July 1, 2011, the Company acquired ConnectionPower, a provider of web-based church management solutions in exchange for $2.2 million in cash. The acquisition enables the Company to strengthen its position as a technology leader and broaden its customer base. Management is currently evaluating the purchase price allocation for this transaction.

Loss Contingencies

On July 10, 2011, the Company experienced a technical outage occurring in several states that prevented successful hunting and fishing license sales transactions from being processed for a period of approximately ten hours. The disruption occurred as a result of a software error in certain states’ point of sale systems. The Company is in process of correcting the software error and has assessed the potential exposure for amounts liable to customers impacted by the disruption to be $0.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (“SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II —Item 1A. Risk Factors” below, and those discussed in our other public filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are the leading provider of organization-based cloud computing applications serving a wide range of customer groups including business events, community activities, outdoors and sports. We provide applications that form an online network connecting a fragmented and diverse group of activity and event organizers with a large base of potential participants. Our proprietary technology platform transforms the way organizers manage their activities and events by automating online registrations and streamlining other critical management functions, while also driving consumer participation to their events.

We power a broad range of activities, such as reserving a campsite or tee time, signing up for a marathon or sports league, purchasing a fishing or hunting license, or participating in a community event or corporate conference. From the introduction of our platform in 1999, we have experienced significant growth and now have over 47,000 customer organizations and drive over 70 million annual consumer registrations. Based on the results of an online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households.

Our business benefits from a powerful network effect. As more organizations use our platform, we increase the breadth and depth of activities and events offered through our platform. This more comprehensive offering of activities attracts more participants. As we attract more participants, we are able to drive increased demand for our customers’ activities, thus increasing registrations and revenue for both organizers and us. This revenue growth enables us to develop enhanced functionality and services through ActiveWorks and our websites, further increasing participant engagement and attracting new organizers. In this way, we build increasing value for both organizations and participants.

We serve a wide range of customers including community and sports organizations, large corporations, small and medium sized businesses, educational institutions, government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the six months ended June 30, 2011, we generated revenue of $171.7 million, as compared to $144.9 million in the six months ended June 30, 2010, an increase of 19%.

Our technology revenue was 86% of our total revenue for the three months ended June 30, 2011 and 87% for the six months ended June 30, 2011. Net registration revenue was 82% of our technology revenue for the three and six months ended June 30, 2011. During the six months ended June 30, 2011, we processed approximately 36.9 million consumer registrations. Licensed software, maintenance, hosting and implementation revenue was 18% of our technology revenue for the three and six months ended June 30, 2011. Our marketing services revenue was 14% of our total revenue for the three months ended June 30, 2011 and 13% for the six months ended June 30, 2011.

Key Business Metrics

Net Registration Revenue. We calculate our net registration revenue by summing the technology fees generated by our registrations in a given period.

Registrations. We define a registration as when a participant registers one or more people for an event being held by an organization who is using our technology to register that participant. We determine that a registration has taken place when a participant registers one or more people for an activity or an event being held by one of our customers.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net registration revenue	$69,741	$60,561	15%	$121,174	$106,241	14%
Registrations	22,926	21,464	7%	36,857	34,385	7%

Net Registration Revenue and Registrations

Registrations increased 1.5 million or 7% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and 2.5 million, or 7%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, mostly due to organic growth from sales to new organizations. The average revenue per registration increased 8% for the three months and 6% for the six months, mainly as a result of growth in our communities and events customer groups.

Basis of Presentation

General

The consolidated financial statements include the accounts of The Active Network, Inc. and its wholly owned subsidiaries. All intercompany balances have been eliminated.

Acquisitions that have been accounted for as purchase transactions are included in the consolidated results from their date of purchase.

Revenue

We report our revenue in two segments:

•	Technology

•	Marketing services

The technology revenue segment is primarily composed of net registration revenue, which is made up of the technology fee we charge a participant when they register for one of our organization’s events. The technology fee is recognized as revenue net of the organization registration fee which is collected on behalf of our customer and then remitted back to the organization typically on a two week basis. Net registration revenue is recognized when services are provided, net of estimated rebates and other chargebacks. Technology revenue also includes software licensing, installation, training, maintenance and hosting subscriptions.

The marketing services revenue segment includes online services, field marketing services and commerce. Registrations lead participants to our network of websites and create opportunities for us to sell our online commerce and other marketing services to participants. Our network of websites enables like-minded consumers to engage in our online communities.

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of credit card processing fees for registrations, payroll and related costs including allocated facilities costs, stock-based compensation for employees associated with registration, subscription or software implementation, customer support and onsite event support including travel costs. Costs also include expenses related to our call center operations, amortization of capitalized software development costs and certain acquired intangibles including acquired technology, customer supply costs and internet hosting costs.

Sales and Marketing. Our sales and marketing costs are primarily salaries, benefits, incentive compensation, stock-based compensation and allocated facilities costs for our sales and marketing employees. Costs also include expenses for travel, trade shows and other promotional and marketing activities including direct and online marketing.

Research and Development. Our research and development costs are primarily salaries, benefits, incentive compensation, stock-based compensation and allocated facilities costs for employees and contractors engaged in the development and ongoing maintenance of our products and services.

General and Administrative. Our general and administrative costs are primarily salaries, benefits, incentive compensation, stock-based compensation and allocated facilities costs for employees engaged in support activities including executive, finance, accounting, human resources, legal and internal information technology support. Also included are professional fees and contractor costs for legal and accounting services. Software expenses and travel costs for support employees, taxes, fees and licenses are also included.

Amortization of Intangibles. Intangible assets with finite lives are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the asset over their estimated useful lives. This includes assets recorded in conjunction with certain acquisitions.

Other Income (Expense), Net. Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents, interest paid on our debt, foreign exchange gains and losses and other one-time gains and losses.

Provision for Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Our future estimates may change if the underlying assumptions change. Actual results may differ significantly from these estimates.

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies, estimates and judgments subsequent to March 31, 2011.

•	Revenue recognition

•	Allowance for doubtful accounts

•	Software development costs

•	Business combinations

•	Impairment of Goodwill, indefinite-lived intangible assets and long-lived assets

•	Income taxes

•	Stock-based compensation

For further information on our critical and other significant accounting policies, see Note 2 to our consolidated financial statements and Note 2 to our consolidated financial statements included in our final prospectus, dated May 25, 2011, related to our IPO.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(Unaudited) (In thousands)
Net revenue:
Technology revenue	$85,553	$71,172	$148,661	$126,104
Marketing services revenue	13,452	10,490	23,056	18,780

Total net revenue	99,005	81,662	171,717	144,884
Cost of net revenue	40,187	34,066	74,337	62,120

Gross profit	58,818	47,596	97,380	82,764
Operating expenses:
Sales and marketing	18,914	15,115	35,854	29,758
Research and development	16,377	16,310	32,553	31,352
General and administrative	12,308	11,533	22,896	22,857
Amortization of intangibles	3,718	4,073	7,421	8,120

Total operating expenses	51,317	47,031	98,724	92,087

Income (loss) from operations	7,501	565	(1,344)	(9,323)
Interest income	29	42	59	70
Interest expense	(1,406)	(1,450)	(2,690)	(2,764)
Other income (expense), net	193	(244)	142	(621)

Income (loss) before income taxes	6,317	(1,087)	(3,833)	(12,638)
Income tax provision	788	853	1,580	1,708

Net income (loss)	5,529	(1,940)	(5,413)	(14,346)
Accretion of redeemable convertible preferred stock	(4,400)	(6,900)	(11,810)	(13,773)

Net income (loss) attributable to common stockholders	$1,129	$(8,840)	$(17,223)	$(28,119)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(As of percentage of net revenue)
Cost of net revenue	41%	42%	43%	43%
Gross profit	59	58	57	57
Operating expenses:
Sales and marketing	19	19	21	21
Research and development	17	20	19	22
General and administrative	12	14	13	16
Amortization of intangibles	4	5	4	6

Total operating expenses	52	58	57	64
Income (loss) from operations	8	1	(1)	(6)
Interest income	0	0	0	0
Interest expense	(1)	(2)	(2)	(2)
Other income (expense), net	0	(0)	0	(0)

Income (loss) before income taxes	6	(1)	(2)	(9)
Income tax provision	1	1	1	1

Net income (loss)	6%	(2%)	(3%)	(10%)

Three Months and Six Months Ended June 30, 2011 and 2010

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net revenue:
Technology revenue	$85,553	$71,172	20%	$148,661	$126,104	18%
Marketing services revenue	13,452	10,490	28%	23,056	18,780	23%

Net revenue	$99,005	$81,662	21%	$171,717	$144,884	19%

Total revenue increased $17.3 million, or 21%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $26.8 million, or 19%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as discussed below.

Technology revenue. Net registration revenue increased $9.2 million or 15% for the three months and $14.9 million or 14% for the six months. The increase was primarily due to a 7% growth in registrations and higher revenue per registration for the three and six months resulting from growth led by our communities and events customer groups. Software revenue increased $5.2 million or 49% for the three months and $7.6 million or 38% for the six months, as a result of higher license, maintenance and implementation revenue. In total, technology revenue increased $14.4 million or 20% for the three months and $22.6 million or 18% for the six months.

Marketing services revenue. Revenue increased $3.0 million, or 28% for the three months and $4.3 million or 23% for the six months, resulting mainly from growth in online advertising and membership programs.

Costs and Expenses

Employee related expenses. Headcount and its related expenses make up a significant portion of our total expenses. We define employee related expenses as salaries, fringe benefits, facilities costs, employee travel, commissions, bonuses and other employee expenses.

Cost of Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
			(Unaudited) (Dollars in thousands)
Cost of net revenue	$40,187	$34,066	18%	$74,337	$62,120	20%
Headcount (at period end)	1,435	1,416	1%

Cost of net revenue increased $6.1 million or 18% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $12.2 million or 20% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in cost of net revenue was due to increases in credit card fees of $2.0 million for the three months and $3.9 million for the six months, directly attributable to the increases in net registration revenue, higher employee related costs to support the increase in revenue of $1.0 million for the three months and $2.1 million for the six months, and higher depreciation for fixed assets and software that was capitalized in earlier periods of $2.0 million for the three months and $4.4 million for the six months. Headcount increased 1% as a result of additional headcount of higher compensated information technology and implementation support employees to support the revenue growth, partially offset by reduced headcount of lower compensated call center employees resulting from efficiencies in our call center operations.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
			(Unaudited) (Dollars in thousands)
Sales and marketing	$18,914	$15,115	25%	$35,854	$29,758	20%
Headcount (at period end)	491	449	9%

Sales and marketing expense increased $3.8 million or 25% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $6.1 million or 20% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily due to increases in employee related costs of $2.3 million for the three months and $4.6 million for the six months, which resulted from a 9% increase in headcount as we invested in our sales and marketing staff to facilitate future business growth. Marketing expenses also increased $1.1 million for the three months and $1.4 million for the six months as we increased our marketing and trade show expenses.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
			(Unaudited) (Dollars in thousands)
Research and development	$16,377	$16,310	0.4%	$32,553	$31,352	4%
Headcount (at period end)	913	798	14%

Research and development expense increased $0.1 million or less than 1% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $1.2 million or 4% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily due to increases in employee related costs of $1.8 million for the three months and $4.1 million for the six months resulting from a 14% increase in headcount which allowed us to continue development of ActiveWorks and to implement new large state customers. The increase in employee related costs was mainly offset by additional capitalized software of $0.7 million for the three months and $1.0 million for the six months, declines in contractor expenses of $0.7 million for the three months and $1.2 million for the six months, as well as declines in depreciation expense of $0.4 million for the three months and $0.7 million for the six months.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
			(Unaudited)
			(Dollars in thousands)
General and administrative	$12,308	$11,533	7%	$22,896	$22,857	0.2%
Headcount (at period end)	258	213	21%

General and administrative expense increased $0.8 million or 7% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and increased less than 1% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Employee related expenses decreased $0.3 million for the three months and decreased $0.2 million for the six months as a result of higher salaries offset by a change in our annual incentive plan accrual. For the three months, other expenses to support the business increased $0.5 million. For the six months, contractor expenses declined $0.9 million and stock based compensation expenses declined $0.9 million, while other expenses to support the business increased $1.5 million mainly due to higher software expenses. For both the three and six months, expenses include $0.6 million to record a contingency from a prior period acquisition.

Amortization of Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Unaudited) (In thousands)
Amortization of intangibles	$3,718	$4,073	(9%)	$7,421	$8,120	(9%)

Amortization of intangibles decreased $0.4 million or 9% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $0.7 million or 9% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Intangibles are amortized over their expected life. Amortization expense on acquisitions completed prior to 2009 decreased as useful lives on certain intangibles were met. This was slightly offset by higher amortization expense on acquisitions completed since 2009.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
			(Unaudited) (In thousands)
Interest income	$29	$42	(31%)	$59	$70	(16%)
Interest expense	(1,406)	(1,450)	(3%)	(2,690)	(2,764)	(3%)
Other income (expense), net	193	(244)	179%	142	(621)	123%

Interest and other income (expense), net	$(1,184)	$(1,652)	(28%)	$(2,489)	$(3,315)	(25%)

Interest income decreased 31% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and decreased 16% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to our transition to bank Earnings Credit Rate.

Interest expense decreased 3% for the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010 due to a lower average debt balance.

Other income (expense), net increased $0.4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $0.8 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increases are mainly due to foreign exchange losses in 2010.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
			(Unaudited) (In thousands)
Income tax expense	$788	$853	(8%)	$1,580	$1,708	(7%)

Income tax expense decreased $0.1 million for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The provision for each period is primarily the result of increases in our deferred tax liabilities from the amortization of tax deductible goodwill.

The effective tax rate of (41.2)% for the six months ended June 30, 2011 differs from the statutory rate primarily due to state taxes, foreign taxes, nondeductible stock option expenses, the increase in the deferred tax liability from the amortization of tax deductible goodwill, and the change in the valuation allowance.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Six Months Ended June 30,
	2011	2010
	(Unaudited) (In thousands)
Purchases of property and equipment	$5,326	$7,782
Depreciation and amortization	21,508	19,057
Change in operating assets and liabilities, net	46,268	45,785
Repayment of long-term obligations	(41,628)	(4,120)
Net proceeds from initial public offering	114,700	—
Net cash provided by operating activities	66,392	54,066
Net cash used in investing activities	(14,912)	(17,332)
Net cash provided by (used in) financing activities	74,586	(2,031)

As of June 30, 2011, we had cash and cash equivalents of $157.5 million and restricted cash of $5.0 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and money market accounts. Restricted cash consists of money market accounts used to fulfill the requirements of our debt agreement.

We have a $12.0 million line of credit to fund working capital under which we had no amounts drawn down as of June 30, 2011. This line of credit expires in August 2011.

We believe that our existing cash and cash equivalents together with cash flows from our operating activities and the net proceeds from our common stock offering in May 2011 will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the six months ended June 30, 2011, operating activities provided $66.4 million in cash, as a result of a net loss of $5.4 million, plus $21.5 million in depreciation and amortization expense, $2.8 million in stock-based compensation, a $46.3 million net change in assets and liabilities and $1.2 million increase in other items. Net change in assets and liabilities included $58.9 million from an increase in registration fees payable due to seasonality, $11.5 million from an increase in deferred revenue, offset by a $21.8 million increase in accounts receivable and $2.3 million from decreases in other items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $14.9 million, resulting primarily from $9.5 million for capitalized software development costs and cash used of $5.3 million in capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $74.6 million, resulting primarily from $114.7 million net proceeds from our initial public offering in May 2011, offset by $41.6 million repayment on long-term obligations, plus $2.8 million cash received from the exercise of stock options, offset by $1.2 million for payments on capital lease obligations.

Off Balance Sheet Arrangements

As of June 30, 2011, we did not have any off balance sheet arrangements.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable, operating leases and purchase obligations. There have been no significant changes in our contractual obligations during the second quarter except as those discussed in Note 11 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuations, foreign exchange risk and inflation.

Interest Rate Fluctuations

Our investments include cash and cash equivalents, which consists of cash and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the British pound sterling. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 1% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our results of operations.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, the design of a control system must reflect that there are resource constraints, thus, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the probability of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition. In May 2010, we filed a lawsuit against Electronic Arts Inc. d/b/a EA Sports, in the U.S. District Court, Southern District of California, alleging that the “EA SPORTS Active” and “EA SPORTS Active More Workouts” fitness games and an associated website violated our trademark rights. EA Sports filed a counter-claim seeking to invalidate our U.S. trademark registrations for “ACTIVE,” “ACTIVE.COM” and “THE ACTIVE NETWORK.” We filed a preliminary injunction, which was denied in August 2010. In May 2011, we entered into a settlement agreement with EA Sports and the parties filed a joint stipulation of dismissal of the action without prejudice. Concurrently with the filing of the joint stipulation, the parties filed a joint motion requesting the court to vacate the order denying the preliminary injunction on the condition that immediately upon the filing of any future legal proceedings between the parties, the preliminary injunction order shall be reinstated. We do not believe the terms of the settlement will have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related To Our Business

We have a history of significant net losses, and we may not be able to achieve profitability on an annual basis or maintain profitability on a quarterly basis.

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $5.4 million for the six months ended June 30, 2011, $27.3 million for the year ended December 31, 2010, $37.9 million for the year ended December 31, 2009 and $49.0 million for the year ended December 31, 2008. At June 30, 2011, we had an accumulated deficit of approximately $265.3 million. We plan to increase our operating expenses in the future as we continue to develop additional functionality and features for our applications, continue to transition our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. While we achieved our first quarter of net income for the three months ended June 30, 2011, if our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve profitability on an annual basis or maintain profitability on a quarterly basis.

Our limited operating history, new and unproven business model and rapidly evolving market make it difficult to evaluate our future prospects and increase the risk that we will not be successful.

We launched our application services in 1999, and we have made a number of changes to our operations, technology platform and online communities since that time. As a result, we have a limited operating history with our current business upon which to predict our future operating results. In addition, the business of providing cloud computing applications to activity and event organizers and building and supporting online communities for activity and event participants is relatively new and subject to rapid change. You must consider our business and prospects in light of the risks and difficulties we will continue to encounter as a company with a new and unproven business model and operating in a new and rapidly evolving market. These risks and difficulties include our ability to, among other things:

•	attract new customers;

•	deepen our relationships with our existing customers;

•	continue to transition our existing customers to ActiveWorks;

•

continue to earn the trust of organizers and participants with respect to the processing, storage and use of their confidential information and personal data in compliance with our own high standards of care and applicable governmental and other legal obligations related to privacy and data protection;

•	develop a scalable, high performance technology infrastructure that can securely, efficiently and reliably handle increased usage globally;

•	continue to manage and successfully integrate acquired businesses, applications and technologies;

•	successfully compete with other companies that engage in the activity and event registration and management market;

•	continue to build and support online communities and applications for activity and event participants;

•	successfully introduce and deploy new features and functionality for our technology platform;

•	increase revenue from our applications, websites and online communities;

•	avoid interruptions or disruptions in our service;

•	avoid problems with the functionality of our applications;

•	continue to hire, integrate and retain highly skilled team members who embrace our values and culture; and

•	successfully expand our business outside of North America.

We may not be able to address these risks and difficulties or others that we may encounter, including those described elsewhere in this risk factors section. Our failure to adequately address risks and difficulties as we encounter them could cause our reputation to suffer and harm our business. We base our current and future expense levels on our management’s estimates of the size of our market and the number of potential customers and registrations, operating forecasts and estimates of future revenue. However, our revenue and operating results are difficult to forecast due to the uncertainty of our market and our ability to increase our customer base and the number of participants who elect to register for activities using our applications. In addition, certain of our expenses are fixed, and we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenue. As a result, we may make errors in predicting our revenue and expenses, which would harm our business and financial condition.

Our growth rate over the past few years may not be sustainable. If we fail to maintain an adequate growth rate, our business will be adversely affected and we may not achieve or maintain profitability.

Our revenue has grown rapidly over the past few years, increasing from $173.2 million in 2008 to $242.9 million in 2009 and to $279.6 million in 2010, representing a compound annual growth rate over this period of 27%. We may not be able to sustain this level of growth in future periods, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Further, a significant portion of our revenue growth in fiscal year 2009 resulted from acquisitions, and not organic growth. We may not complete acquisitions in the future that increase our revenue at the same rate as in prior periods. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete the acquisitions we do identify. If we are unable to maintain an adequate rate of growth, our business will be adversely affected and we may not achieve or maintain profitability.

If we fail to effectively manage our growth, our business and operating results could be harmed.

The substantial growth in our business over the past few years has placed, and may continue to place, significant demands on our management, our operating infrastructure and our internal controls and procedures. As our operations grow in size and complexity, we will need to improve and upgrade our operating systems and infrastructure to offer an increasing number of organizers and participants enhanced applications, features, functionality and support. In addition, we will be required to strengthen our internal controls and our risk management policies and procedures. The expansion of our operating systems and infrastructure and the strengthening of our controls, policies and procedures will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of our business, with no assurance that our business will actually increase. Continued growth could also strain our ability to maintain reliable service levels for organizers and participants, as well as to recruit, train and retain highly skilled personnel. If we fail to effectively manage our growth, our business and operating results could be harmed.

Acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value, strain our resources and impair our operating results, financial conditions and prospects.

Acquisitions have been an important part of our growth to date. We have completed more than 25 acquisitions over the past five years. We intend to continue to seek to acquire and invest in businesses, applications and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technology platform, provide us with valuable customer contacts or otherwise offer growth opportunities.

Acquisitions and investments involve numerous risks and difficulties, including:

•	difficulties in integrating operations, technologies, accounting functions and personnel;

•	difficulties in supporting and transitioning customers of our acquired companies to our technology platform;

•	difficulties in maintaining the security and reliability of acquired applications;

•	delays in strengthening internal controls and risk management policies and procedures;

•	diversion of financial and management resources from existing operations;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	assumption of unknown liabilities and claims;

•	potential disputes and litigation;

•	potential diminishment in the value of any acquired brands; and

•	potential write-offs of acquired assets.

Acquisitions also frequently result in recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could harm our operating results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted. Such dilution could adversely affect the market price of our stock. Moreover, if we are unable to identify suitable future acquisition candidates, reach agreement with these parties or obtain the financing needed to complete such acquisitions, we could lose market share to competitors who are able to complete such acquisitions. This loss of market share could negatively impact our business, revenue and future growth. If we fail to achieve the anticipated benefits of any acquisitions we have completed or may complete in the future, our business, operating results, financial condition and prospects may be impaired.

Any failure to compete successfully against current or future competitors would materially adversely affect our business and prospects.

The market for technology applications for activity and event organizers is fragmented, competitive and rapidly evolving. Our primary competition comes from traditional registration processing methods used by activity and event organizers, such as paper-based registrations submitted by mail or in person or reservations submitted by telephone. We also face competition from:

•	custom-developed applications created by an organizer’s technical staff or an outside custom service provider;

•

companies that offer generalized functional software that have features and functionality that organizers can use to register participants and manage their activities, such as content or contact management software programs, e-commerce solutions, enterprise resource planning software other products having separate software modules; and

•	companies that offer organizers integrated hosted software solutions in one or more verticals within the activities and events market.

Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of organizers and participants. In addition, competitors and potential competitors may enter into business combinations or alliances that strengthen their competitive positions. For example, companies who we do not consider to be significant competitors could acquire one or more of the various companies in our fragmented industry and, over a short period of time, become a significant competitor in the markets we service. If any of these competitors were to aggressively price their competing services in our market, we may be required to reduce our prices, which could adversely affect our operating results and financial condition. In addition, it may be difficult to displace a competitor once they have established a relationship with an organizer.

We expect to encounter new and evolving competition as the market becomes aware of the advantages of cloud computing applications for activity and event organizers. For example, social networking companies with a large number of online users could develop competing applications or partner with third parties to do so. Future or existing competitors may introduce different pricing models, and offer users applications at minimal or no cost. In addition, larger, better capitalized companies with greater operational, strategic, financial, personnel, customer or user bases and other resources than we have could also enter our market and attempt to compete with us. If we do not successfully compete with existing and future competitors, our business and prospects will be adversely affected.

Our business may be harmed if we fail to successfully transition certain of our existing customers to ActiveWorks.

We have made a significant investment in developing ActiveWorks, and a majority of our customers are currently being served by our ActiveWorks architecture at varying levels of integration. We are in the process of transitioning to ActiveWorks certain customers who continue to use both our internally developed systems and acquired legacy systems. We are developing the additional features required to complete this transition. In addition, as part of our growth strategy, we expect to continue to inherit legacy systems. We will evaluate these systems to determine, based on their sophistication and compatibility, whether to integrate them into ActiveWorks or to migrate the customers using them to ActiveWorks. This process is time consuming and requires the investment of significant technical and human resources. During this process, we will continue to incur the costs and face the risks and difficulties associated with maintaining multiple legacy systems. During that transition period, we may also experience service interruptions, system failures and security breaches due to the shortcomings of certain of the legacy systems. Further, as we transition legacy systems to ActiveWorks, we may discontinue certain brands associated with those legacy systems and we may encounter resistance from customers who have affinity for these brands. If we fail to complete the transition to ActiveWorks in a cost-effective and timely manner and without service interruptions, system failures, security breaches or resistance from customers, our business may be harmed.

If our computer systems are compromised, we could be subject to fines, damages, litigation and enforcement actions and organizers and participants could curtail or cease using our applications, the occurrence of which would harm our business.

Our computer systems involve the storage and transmission of non-public personal and credit card information provided by our customers and participants. Despite our security measures, our computer systems are vulnerable to computer viruses, break-ins and other attacks that could lead to the unauthorized access, disclosure and use of non-public personal information, including credit card data. The techniques used by criminal elements to attack our computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. In one instance, we became aware of a security breach in one of the legacy computer systems we inherited through one of our acquisitions. This type of breach could potentially result in the unauthorized acquisition and use of credit card data of a number of participants. We promptly isolated the affected computer system, conducted a forensic analysis of this breach, took steps to clean the affected computer system and implemented a remediation plan to prevent any further breach. We cooperated with the federal authorities investigating the criminals who perpetrated the attack. We cannot guarantee that we will be able to prevent a breach of our computer systems in the future. The breach of our computer systems may subject us to fines, damages from claims asserted by payment processors, merchant banks, organizers and participants, litigation and enforcement actions. In addition, if we experience further compromises of our computer systems, payment processors, merchant banks, organizers and participants may lose confidence and cease using our applications, which would harm our business.

We are subject to data privacy laws and regulations as well as contractual privacy obligations, and our failure to comply could subject us to fines and damages and would harm our reputation and business.

We are subject to the data privacy laws and regulations adopted by federal, state and foreign governmental agencies. Data privacy is highly regulated, and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information, including credit card data, provided to us by our customers and participants. In addition, we are subject to the privacy-related obligations in our contracts with our customers and other third parties (including voluntary third-party certification bodies such as TRUSTe). Any failure by us to comply with applicable privacy laws or regulations, our contractual privacy obligations or our own privacy policies, may result in fines, statutory or contractual damages or litigation or governmental enforcement actions. Additionally, violations of our legal or contractual privacy obligations could cause organizers and participants to lose trust in us, which would harm our reputation and business.

Our technology systems are vulnerable to damage, interruptions or failures, any of which could harm our reputation and business.

Our technology systems rely on computer hardware and communications systems located either in our facilities or at third-party facilities, including our main web-hosting facilities in Burbank, California and Ashburn, Virginia. We do not control the operation of the third-party facilities and must rely on third parties to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Our web-hosting technology systems located at our facilities and at third-party facilities are vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar unforeseen events. Despite any precautions we may take, the occurrence of a natural disaster or other unexpected problems at one of our facilities or the facilities operated by third parties who house our equipment could result in lengthy interruptions in our services.

We are in the process of implementing procedures designed to allow us to move our production operations over to a backup datacenter in the event of a catastrophe. Although this program is functional, it does not provide a real-time failover in all instances, so if one of our websites shuts down it would remain shut down for a period of time while the transition takes place, and during that time, the website would not be accessible. In addition, the prolonged interruption of service of one or more of our websites that process transactions could result in potentially significant losses.

We carry business interruption insurance but our coverage may not be sufficient to compensate us for the potentially significant losses that may result from prolonged interruptions in our services as a result of system failures.

If credit card payment processors and service providers fail or no longer agree to provide their services or increase processing fees, our customer relationships could be adversely affected and we could lose business and revenue.

We rely on agreements with large payment processing organizations to enable us to provide credit card authorization, data capture, settlement and merchant accounting services, and access to various reporting tools for the customers we serve. Our credit card processors and service providers could terminate their arrangements with us or fail to perform their services efficiently, each of which would adversely affect our relationships with customers and could cause customers to discontinue using our applications. In addition, we cannot guarantee that credit card companies will not increase the transaction fees we incur for each registration we process. If credit card payment processors and service providers fail or no longer agree to provide their services or increase processing fees, our customer relationships could be adversely affected and we could lose business and revenue.

We are subject to the rules and regulations adopted by the card networks, such as Visa, MasterCard and American Express, and if we fail to adhere to their rules and regulations, we would be in breach of our contractual obligations to payment processors and merchant banks, which could subject us to damages and liability and could eventually prevent us from processing or accepting credit cards.

The card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards for payment of goods and services. We are obligated to comply with these rules and regulations as part of the contracts we enter into with payment processors and merchant banks. The rules and regulations adopted by the card networks include the Payment Card Industry Data Security Standards, or the PCI DSS. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of card data to help prevent credit card fraud. We assess our compliance with the PCI DSS on a periodic basis, and make necessary improvements to our internal controls. If we fail to comply with the rules and regulations adopted by the card networks, including the PCI DSS, we would be in breach our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability, and could eventually prevent us from processing or accepting credit cards. Further, there is no guarantee that even if we comply with the rules and regulations adopted by the card networks, we will be able to maintain our compliance. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the credit card data of customers or participants. Any such event would harm our reputation and business.

We face potential liability for the fraudulent activities of organizers and their employees, participants and our employees.

We have potential liability for losses caused by the fraudulent activities of our organizers or their employees. An organizer, or one of an organizer’s employees, could use a stolen or counterfeit credit card or credit card number to record a false sales transaction, or intentionally fail to deliver merchandise, events, activities or services sold in an otherwise valid transaction. We may also face potential liability for credit card fraud by participants who register for an activity or complete a transaction through our applications. A participant could use a stolen credit card or a stolen credit card number in a credit card-not-present transaction, to register for an activity or event or purchase merchandise or services. In a traditional credit card-present transaction, if the merchant uses the credit card, receives authorization for the transaction from the credit card issuing bank and verifies the signature on the back of the credit card against the paper receipt signed by the individual using the credit card, the credit card issuing bank remains liable for any loss. In a fraudulent credit card-not-present transaction, we could be liable to the credit card issuing bank for any loss arising from the transaction, even if we receive authorization for the transaction from the same credit card issuing bank. In addition, we face potential fraud if our employees misappropriate or disclose to others who misappropriate the credit card or other sensitive information of organizers or participants. We have implemented systems and procedures designed to detect and reduce the impact of organizer, participant and employee fraud, but we cannot guarantee that these measures are or will be effective. It is possible that incidents of fraud could increase in the future, and they may remain undetected for extended periods of time if our systems and procedures are not effective. Significant or recurring credit card fraud could adversely affect our business, financial condition and operating results.

We may face significant chargeback liability if our customers refuse or cannot reimburse chargebacks resolved in favor of participants who register through our applications.

We may have potential liability for chargebacks associated with the transactions we process for certain of our organizer customers. If a billing dispute relating to a transaction is not ultimately resolved in favor of the organizer, the disputed transaction is charged back to our bank and credited to the credit card account of the participant. If we or our processing banks are unable to collect the chargeback from the organizer’s account, or if the organizer refuses or is financially unable to reimburse us for the chargeback amount, we bear the risk of loss for the amount of the refund paid to the participant’s credit card account. We have in the past experienced chargebacks related to cancelled and fraudulent events and transactions. Significant or recurring chargeback amounts could adversely affect our business, operating results and financial condition.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad that are continuously evolving and developing, and that are costly to comply with, can require significant management time and effort and can subject us to claims or other remedies. Existing and future laws and regulations may be adopted, interpreted or implemented in a manner that is inconsistent with our current business practices or that require changes to such practices, our privacy policy, the features and functionality of our applications or the design of our websites. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. If we are not able to comply with these laws and regulations or if we become liable under them, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain practices, which could negatively affect our business, financial condition and results of operations. In addition, the increased attention focused on liability as a result of lawsuits and legislative proposals could harm our reputation or otherwise harm our business.

Our quarterly operating results are volatile, subject to seasonal fluctuations and difficult to predict, all of which may adversely affect our stock price.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. For example, we generally experience seasonality due to the greater number of activities and events during the spring and summer months in North America. Other factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to accurately forecast revenue and appropriately plan our operating expenses;

•	our ability to attract new, and increase the engagement and penetration of our existing, activity and event organizers;

•	our ability to increase the number of participants who register for the activities and events offered by our customers using our applications;

•	our ability to control the cost and time required to transition certain customers to ActiveWorks;

•	our ability to maintain and effectively manage an adequate rate of growth;

•	our ability to successfully enter new markets and manage our planned global expansion;

•	our ability to successfully manage and integrate our past and any future acquisitions of businesses, applications or technologies;

•	our ability to limit interruptions in service and prevent the compromise of customer or participant data;

•	the effects of natural or man-made catastrophic events;

•	changes in the laws, regulations and legal standards affecting our business;

•	our ability to keep pace with changes in technology and the offerings by our competitors;

•	our ability to provide a high-quality participant experience through our applications and online communities;

•	our ability to design and implement effective internal controls and processes;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to protect our intellectual property, including our technology platform and our key brands;

•	our ability to control the costs associated with defending intellectual property infringement and other claims by third parties; and

•	the impact of worldwide economic conditions, including the resulting effect on consumer spending.

As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition, our operating results may continue to vary significantly from one quarter to the next as part of our normal business cycle, which may adversely affect our stock price.

If we do not continue to enhance and improve our existing applications and successfully introduce new applications, our ability to maintain the pricing of our applications and to attract and retain organizer customers will be harmed.

In the past we have grown our business by improving the functionality and features of our existing applications and introducing new applications to our customers, such as fundraising, real-time event tracking and merchandising for activities and events. If we fail to continue to offer new applications that increase the number of participants who register online for our customers’ activities and events, and improve the ability of our customers to manage their activities and events, we may be unable to maintain the pricing of our applications. We cannot assure you that we will be able to timely and adequately develop additional functions and features or introduce new applications to satisfy the demands of our customers. Further, developing new technologies and applications entails significant technical and business risks. We cannot assure you that any new functions, features or applications will achieve the level of acceptance required for us to generate sufficient revenue to offset our development costs. If we do not continue to enhance and improve the functions and features of our existing applications and successfully introduce new applications, our ability to maintain the pricing of our applications and to attract and retain organizer customers will be harmed.

Activity and event organizers may not widely adopt our applications to manage the important aspects of their activities and events, which would limit our ability to grow our business.

Our ability to grow our business and increase revenue depends on our success in educating activity and event organizers about the potential benefits of our cloud computing applications. Cloud computing applications for organizing and managing important aspects of activities and events are relatively new, and have not been widely adopted by activity and event organizers. Concerns about cost, fraud, privacy, security, reliability and other issues may cause activity and event organizers not to adopt our applications. Moreover, activity and event organizers who have already invested substantial resources in other registration and management systems or methods may be reluctant to adopt a new approach like ours to supplement or replace existing systems or methods. If activity and event organizers do not widely adopt applications such as ours, our ability to grow our business will be limited.

If we fail to expand our customers’ use of our applications, our ability to execute our growth strategy and increase our revenue will be limited.

Many of our organizer customers initially make a purchase of only one or a limited number of our available applications or use our applications for only one or a limited number of their activities or events. Our ability to grow our business and increase revenue is dependent on our ability to further penetrate our existing customers by selling additional applications to them, and by increasing the number of activities and events for which they deploy our applications. If we fail to expand the usage of our applications by our existing customers, our ability to execute our growth strategy and increase our revenue will be limited.

If we are unable to increase the percentage of participants who register through our websites, our ability to grow our business will be impaired.

In addition to expanding and increasing penetration within our organizer customer base, the growth of our business depends on our ability to increase the percentage of participants who elect to register for activities and events through our websites. Our ability to increase the percentage of participants who register through our websites depends on our ability to make our online registration and reservation processes simple, efficient, secure and cost-effective, as well as on our ability to develop applications, such as our online communities, activity and event information and searchable database of events, that encourage participants to use our websites. Our ability to increase participant use of our websites also depends on the ability and willingness of our organizer customers to increase the awareness of our websites to their participants. We cannot control the level of effort that organizers expend or the extent to which any of them will be successful in increasing awareness of our websites among their participants. We may not be able to prevent organizers from devoting greater resources to support other registration methods developed by them or other third parties. If we are unable to increase the percentage of participants who register for activities and events through our websites, our ability to grow our business will be impaired.

We may not be successful in expanding into new business areas within the activity and event registration and management market, which could harm our business and future prospects.

Our long-term strategic plan involves expanding our applications into new business areas within the activity and event registration and management market. We cannot assure you that our efforts to expand our business in this manner will succeed. We also cannot assure you that we will develop any new applications required to successfully compete in these new business areas in a cost-effective or timely manner. The lack of market acceptance of such efforts or our inability to generate satisfactory revenue to offset the development costs could harm our business and limit our future prospects.

The sales cycle for certain of our applications can be long, and we may not recognize revenue until completion of the entire sale, which makes it difficult for us to forecast our operating results.

It can take us between three and nine months to complete a sale to an activity or event organizer, and at times it may take up to one year or longer. The period between our initial contact with a potential customer and the completion of a sale may be relatively long due to several factors, including:

•	many activities and events occur only annually;

•	our need to educate potential customers about the uses, benefits, safety and reliability of our applications;

•	activity and event organizers have budget cycles which can affect the timing of purchases; and

•	some organizers, such as park and recreation department administrators, have lengthy internal approval processes before having the required authority to purchase our applications.

In addition, our customers may demand customization of the applications we provide them. As a result, these sales opportunities may require us to devote greater sales and technical resources, increasing the cost and time required to complete sales. As a result, it is difficult to predict when particular sales will occur or be completed, which adversely impacts our ability to accurately forecast our operating results.

Negative factors affecting the activities and events market have an adverse effect on our business and revenue.

We primarily generate revenue from the registration and reservation fees paid by the participants in the activities and events offered by our organizer customers. As a result, our business is directly affected by factors affecting the activities and events market, including global, national or local consumer trends, adverse weather, security concerns or environmental disasters. Our performance is also subject to economic conditions and their impact on levels of consumer spending, which may remain depressed, or be subject to further deterioration, for the foreseeable future. Some of the factors that have had and may continue to have an adverse impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, disruptions in the residential real estate or mortgage markets, higher taxation, energy prices or interest rates and decreases in consumer confidence and other macroeconomic factors. Because spending for activities is generally considered to be discretionary, declines in consumer spending may have a more negative effect on our business than on those businesses that sell products or services considered to be necessities. Unfavorable changes in the above factors or in other business and economic conditions affecting our activity and event customers and their participants could cause organizers to cancel activities, result in fewer participants using our applications to register for activities, lower our profit margins, cause our activity and event customers to terminate their relationship with us or default on their payment obligations to us, any of which would have a material adverse effect on our financial condition and operating results.

If our customers do not renew their agreements for our applications, our business and operating results will suffer.

We currently generate a majority of our revenue from customers who have entered into contracts with us with terms ranging from three to seven years. However, we have a number of customers with contract terms under three years. Our customers are not obligated to renew their contracts with us. Even if our customers perceive our applications to be of value, budgetary, economic or other competitive pressures may prevent some customers from renewing their contracts. If we are not successful in continuing to renew or extend the terms of our contracts with our existing customers, our business and operating results will suffer.

Our ability to grow our business will be impaired if we do not provide high quality customer support in a timely and cost-effective manner.

Our ability to maintain and increase our customer base and the number of participants who use our applications depends significantly on our ability to provide high quality levels of service and support. Complaints or negative publicity about our service or support could severely diminish confidence in or use of our applications. We spend significant time and resources to hire, train and retain our service and support personnel. In addition, we are required to hire temporary employees each year to provide customer service and support during peak registration seasons. These temporary employees require training and education and take time to reach full productivity. If we are not successful in timely hiring, training and retaining our service and support personnel or otherwise fail to provide high quality service and support to organizers and participants, our ability to grow our business will be impaired.

Our ability to improve our operating margins may be limited by the requirements imposed by our government agency customers.

We acquired the state hunting and fishing business of Automated License System and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. We currently operate registration services for fishing and hunting licenses in 25 states, and provide registration and management services for campgrounds located in 34 states in the U.S. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

We may be unsuccessful in expanding our operations outside of North America, which could negatively impact our growth strategy, revenue and future growth.

Our headquarters are located in the United States. To date, we have operated primarily in North America, and we have limited operations internationally. Expansion outside of North America is an important aspect of our future growth strategy. Our ability to expand outside of North America involves various risks and difficulties, including:

•	incurring significant expenses in advance of generating material revenue as we attempt to establish our presence in international markets;

•	operating in unfamiliar competitive environments;

•	distraction of management and company resources;

•	different participant preferences and participation patterns than those in North America;

•	varied, unfamiliar and unclear legal and regulatory requirements and restrictions;

•	potentially greater susceptibility to fraud and security breaches;

•	pricing controls, legal, political or systemic restrictions on the ability of U.S. companies to compete with foreign competitors or otherwise do business in foreign countries;

•	less extensive adoption of the Internet as a commerce medium or information source and increased restrictions on privacy or the use of customer and participant data;

•	lack of infrastructure to adequately conduct electronic commerce transactions and data storage and management;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations or other restrictions on foreign currency; and

•	potential adverse tax consequences.

As a result of these obstacles, we may find it difficult to expand outside of North America or we may be unsuccessful in our attempt to do so, which would negatively impact our growth strategy, revenue and future growth.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our websites are accessible with little or no perceptible load times.

A key element in our continued growth is the ability of organizers and participants to access our websites at all times with little or no perceptible load times. This has become increasingly difficult to achieve as our applications have become more complex and our user traffic has increased. Strains on the capacity of our technology infrastructure caused by growth in the numbers of organizers and participants accessing our websites, new applications and features and overall engagement on our websites, especially at the opening of the registration period for a popular activity, have in the past resulted, and may in the future result in, slower load times or system failures. We have experienced website disruptions, outages and other performance problems due to a variety of factors, including maintaining multiple legacy systems, infrastructure changes, power failure, telecommunication outages, human or software errors and capacity constraints caused by overwhelming numbers of users accessing our websites simultaneously. If our websites are not available when users attempt to access them or do not function as expected, our customers may select another option to organize and manage their activities and events and participants may select alternative means of researching and registering for activities and events, each of which would negatively impact our business.

We expect to continue to make significant investments to upgrade our technology and network infrastructure to handle increased usage and to enable the timely and effective release of new applications. These upgrades and expansions are complex and in the past have resulted, and in the future could result, in website outages or inefficiencies or operational failures. To the extent that we do not effectively address infrastructure challenges, upgrade our systems as needed and continually develop our technology and network architecture, our business and operating results may be harmed.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, participant engagement in our websites and online communities could decline.

We depend in part on various Internet search engines to direct a significant amount of traffic to our websites. Our ability to maintain the number of potential participants directed to our websites is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve search results, which could adversely affect placement of our search result page rankings. If search engine companies revise their search algorithms in ways that are detrimental to new participant growth on our websites or in ways that make it more difficult for organizers or participants to use our websites, or if competitors’ SEO efforts are more successful than ours, the overall growth in the numbers of organizers and participants using our websites could slow, participant engagement could decrease, and we could lose existing participants and become less attractive to existing and prospective organizer customers. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of participants directed to our website would harm our business and operating results.

Our ability to establish, maintain and strengthen our brands in the activities and events market is critical to our growth strategy.

Promoting and maintaining our brands is critical to our efforts to attract and retain our organizer customers and to increase the number of participants who use our applications. We also believe brand recognition is critical to allow us to effectively compete against the growing number of Internet sites and relatively low initial barriers to entry in certain of our markets. If we are unable to establish and maintain our brands, including THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE and RESERVEAMERICA, as leaders for online registration and management applications in the activities and events market, our business and prospects would be materially and adversely affected.

We may experience difficulty in developing marketing services that are attractive to advertisers and promoters.

The market for marketing services such as ours is relatively new and rapidly evolving. We cannot be certain this market will continue to grow. Our marketing services customers may determine that it is in their best interest to spend their marketing budgets through other forms of promotional or advertising activities. As a result, if we fail to develop compelling marketing services for advertisers and promoters, our ability to sustain and grow our marketing services business would be adversely affected.

If we fail to maintain and grow our user base of participants and the data we gain access to from such participants, potential advertisers may not utilize our marketing services, which may result in reduced revenue.

We use a wide range of data to expand, refine and target our marketing services on behalf of our customers. We gain access to most of this data from participants as they “opt-in” to receive special offers and other direct marketing opportunities from our marketing services customers and us and the registration process for activities and events using our application services. If we are unable to maintain and grow our user base of participants and the data we gain access to from such participants, potential advertisers may not utilize our marketing services and we may lose significant marketing services revenue.

We might not be able to attract and retain employees, which could impede our ability to grow and successfully generate our business.

Any failure to attract and retain qualified, experienced employees could adversely affect our ability to grow our business. To execute our continuing growth plans, we need to increase the size and maintain the quality of our staff of direct sales and business development representatives and technology development staff. To be successful, we must attract and retain highly qualified sales and other personnel with specialized skill sets focused on the activities and events industry. Competition for qualified and experienced sales and other personnel can be intense, and we might not be successful in attracting and retaining such individuals. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining a sufficient number of highly skilled employees with appropriate qualifications for our business.

Our business and prospects could be harmed if we lose members of our senior management team.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly David Alberga, our Chairman of the Board and Chief Executive Officer, Matthew Landa, our President and Director, and Scott Mendel, our Chief Financial Officer. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with the members of our senior management or other key personnel. In addition, we do not maintain key-man insurance on these individuals. The loss of the services of any member of our senior management or other key employee for any reason would harm our business.

If we cannot maintain our corporate culture as we grow and evolve, we could lose the innovation, creativity and teamwork that this culture has fostered.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. Maintaining this corporate culture will become increasingly difficult as we grow and implement the more complex organizational management structures necessary to support our growth and to comply with the requirements imposed on public companies. Failure to maintain and further develop our culture could negatively impact our future success. In addition, our initial public offering may have created disparities in wealth among our employees, which could adversely impact relations among employees and our corporate culture in general.

If the protection of our technology platform, domain name, trademarks and other proprietary rights is inadequate, our business would be harmed.

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE and RESERVEAMERICA. As of June 30, 2011, we have been granted two patents by the United States Patent and Trademark Office and have two patent applications pending in the United States. Our patents expire in February 2019 and July 2021, respectively. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

The steps we have taken and take in the future to protect our proprietary rights may be inadequate. For example, confidentiality agreements with our employees, licenses, independent contractors and other advisors may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, third parties may independently discover trade secrets and proprietary information, and in such cases, we may not be able to successfully assert trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If we are unable to obtain, maintain and enforce intellectual property protection covering our technology platform, brands and domain names, others may be able to make, use or sell products that are substantially similar to ours without incurring the sizeable development costs that we have incurred, which would adversely affect our ability to compete.

In addition, the domain names for the websites that we maintain are important to our business. The regulation of domain names in the United States and in foreign countries is unclear and subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we cannot assure you that we will be able to acquire or maintain relevant domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is also unclear. As a result, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, and trademarks and other proprietary rights. Any such inability could have a material adverse effect on our business, results of operations, financial condition and prospects.

Intellectual property claims against us could be costly and could hurt our business, operating results, financial condition and prospects.

We cannot predict whether third parties will assert claims of infringement or other intellectual property claims against us. If we are forced to defend against third party claims, whether they are with or without merit or are determined in our favor, we could face expensive and time consuming litigation, which could distract our technical and management personnel. In the past, we received a notice from a third party alleging that our Internet fundraising program and related website operations infringe patents published by such third party. In the future, we may receive other notices from, or have lawsuits filed against us by, third parties alleging infringement. If an infringement claim is determined against us, we may be required, or deem it advisable, to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms and on a timely basis, it could significantly harm our business.

In addition, third parties may seek to invalidate our intellectual property. For example, in May 2010, we filed a lawsuit against Electronic Arts Inc. d/b/a EA Sports, in the U.S. District Court, Southern District of California, alleging that the “EA SPORTS Active” and “EA SPORTS Active More Workouts” fitness games and associated website violated our trademark rights. EA Sports filed a counter-claim seeking to invalidate our U.S. trademark registrations for “ACTIVE,” “ACTIVE.COM” and “THE ACTIVE NETWORK.” We filed a preliminary injunction, which was denied in August 2010. In May 2011, we entered into a settlement agreement with EA Sports and the parties filed a joint stipulation of dismissal of the action without prejudice. Concurrently with the filing of the joint stipulation, the parties filed a joint motion requesting the court to vacate the order denying the preliminary injunction on the condition that immediately upon the filing of any future legal proceedings between the parties, the preliminary injunction order shall be reinstated. We do not believe the terms of the settlement will have a material adverse effect on our business.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year following our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Although as of June 30, 2011, we have no material weaknesses in our internal controls, we have undertaken significant measures to improve the effectiveness of our internal controls in response to material weaknesses we have had in the past which have been remediated. These measures include strengthening our internal staffing and technical expertise in financial accounting and SEC reporting and developing robust review processes and procedures. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we or our independent auditors identify. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

Our reserves for state sales taxes may not be sufficient.

Certain states in which we operate impose sales, purchase and use taxes on transactions completed through our applications. At this time, many of our systems do not automatically capture the sales, purchase and use taxes we are required to remit to these states. As a result, we are required to analyze our transactions, and reserve an appropriate amount for the payment of state sales, purchase and use taxes. We regularly review the procedures we use to calculate our sales tax obligations as well as our sales tax reserves, and make adjustments when appropriate. Although we believe that our sales tax reserves are adequate, we may not be fully reserved and it is possible that we may be obligated to pay amounts in excess of our reserves.

We may not be able to realize the tax benefits associated with the net operating losses we have recorded to date.

As of December 31, 2010, we had federal tax net operating loss carry forwards of approximately $102.1 million which will begin to expire in 2019 and state tax net operating loss carry forwards of approximately $76.4 million which begin to expire in 2011. If we do not maintain sufficient profitability prior to the expiration of these net operating loss carry forwards, then we will not be able to fully use such tax attributes to our benefit. Additional limitations on the annual use of these net operating loss carry forwards may also apply due to subsequent issuances of our stock.

Covenants in our debt agreement may restrict our operations in the event we borrow funds under our line of credit, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.

In the event we borrow funds under our line of credit, we must comply with various covenants that limit our ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;

•	pay cash dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans and investments;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

In addition, our loan and security agreement with Square 1 Bank requires us to maintain a specified financial ratio. Our ability to meet this financial covenant can be affected by events beyond our control, and we may be unable to meet this test. In addition, our failure to maintain effective internal controls to measure compliance with this financial covenant could affect our ability to take corrective actions on a timely basis, and could result in our being in breach of this covenant. Our debt agreements provide that our breach or failure to satisfy certain covenants constitute an event of default. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under one or more of our debt agreements to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.

Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained.

We maintain the majority of our cash and cash equivalents in accounts with major financial institutions within the United States, in the form of demand deposits and money market accounts. Our deposits in these institutions may generally exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. If any of these institutions become insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly change our reported or expected financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, allowances for doubtful accounts, software development costs, stock-based compensation, business combinations, impairment of goodwill, intangible assets and long-lived assets, and accounting for income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

We are currently in the process of transitioning certain of our customers who are using the legacy systems we inherited in our acquisitions to ActiveWorks. Until we complete this transition, we may not be able to compare our key business metrics on a period-to-period basis in a manner consistent with the rest of our business, and as a result, our ability to manage our business could be adversely affected.

We manage our business based in part on key business metrics regarding the total number of customer organizations we serve and the total number of registrations we process during a specific financial period. We are currently in the process of transitioning our customers who are currently using the legacy systems we inherited in our acquisitions to ActiveWorks. Until we complete this transition, participants for certain activities and events will continue registering through these legacy systems. Certain of these legacy systems do not track customers and registrations in a manner consistent with the rest of our business. As a result, we need to use manual processes to accumulate these metrics, which could lead to errors. If we are unable to accurately compare our key business metrics on a period-to-period basis, our ability to manage our business could be adversely affected.

If the estimates and assumptions we use to determine the size of our target market, customer groups or the verticals within customer groups are inaccurate, our future growth rate may be limited and our business would be harmed.

We calculate the size of our target market, customers groups and verticals within customer groups, based on data published by third parties and on assumptions that we have made based on that data. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe our market size information is generally reliable, such information is inherently imprecise. In addition, our projections, assumptions and estimates of future opportunities within our target market are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this risk factors section. If third-party data proves to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which would harm our business.

Risks Relating To Ownership Of Our Common Stock

Our stock price may be volatile.

The market price of our common stock may be subject to significant fluctuations. Factors that could affect our stock price include the following:

•	fluctuations in our operating results or the operating results of our competitors;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	changes in the estimates of the future size and growth rate of our markets;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	conditions and trends in the markets we serve;

•	changes in general economic, industry and market conditions;

•	success of competitive applications and services;

•	changes in market valuations or earnings of our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of significant new applications, contracts, acquisitions or strategic alliances by us or our competitors;

•	changes in legislation or regulatory policies, practices or actions;

•	the commencement or outcome of litigation involving our company, our general industry or both;

•	recruitment or departure of key personnel;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	actual or expected sales of our common stock by the holders of our common stock; and

•	the trading volume of our common stock.

In addition, the U.S. and worldwide stock markets in general have experienced significant price and trading volume fluctuations, and the market prices of technology and Internet companies have generally been extremely volatile and have experienced sharp share price and trading volume changes. These broad market fluctuations may adversely affect the trading price of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the securities exchange on which we will trade and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Any new rules and regulations may increase the cost for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

As a result of our public disclosure requirements, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

We do not expect to declare any dividends on our common stock in the foreseeable future.

We currently intend to invest our future earnings, if any, to fund the development and growth of our business. The payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, future prospects, restrictions imposed by applicable law, any limitations on payments of dividends present in any debt agreements we may enter into and other factors our Board of Directors may deem relevant. Consequently, stockholders may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Our directors, executive officers and significant stockholders hold a substantial portion of our stock, which may lead to conflicts of interest with other stockholders over corporate transactions and other corporate matters.

Our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially own approximately 49.2% of our outstanding common stock, including warrants and stock options exercisable within 60 days after June 30, 2011. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers or current beneficial holders of 10% or more of our outstanding common stock. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

A substantial majority of our total outstanding shares are currently restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. As of June 30, 2011, we had 54,140,087 shares of common stock outstanding. Of these shares, a substantial majority are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date we executed the underwriting agreement in connection with our initial public offering, which is November 20, 2011.

Beginning on such date, stockholders owning an aggregate of approximately 35,084,185 shares will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144.

In addition, we have registered 18,499,787 shares previously issued or reserved for future issuance under our equity compensation plans and agreements. Subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our future capital needs are uncertain, and we may need to raise additional funds in the future, which may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, our applications;

•	the costs of developing new applications or technology;

•	the timing of transitioning our customers to ActiveWorks;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with the growth of our business.

Our existing sources of cash and cash flows may not be sufficient to fund all of our activities. While we believe we have sufficient capital to conduct our plan of business for at least the next 12 months, we may need to raise additional funds following such time, and such funds may not be available on reasonable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our applications, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current directors and management team and limit the market price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions include:

•	dividing our board into three classes, with each class serving a staggered three-year term;

•	prohibiting our stockholders from calling a special meeting of stockholders or acting by written consent;

•

permitting our board to issue additional shares of our preferred stock, with such rights, preferences and privileges as they may designate, including the right to approve an acquisition or other changes in control;

•	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	providing that our directors may be removed only for cause;

•	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•

requiring the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management team by making it more difficult for stockholders to replace members of our board, which is responsible for appointing the members of our management.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-172254) that was declared effective by the Securities and Exchange Commission on May 24, 2011, which registered an aggregate of 12,650,000 shares of our common stock, including 1,650,000 shares that the underwriters had the option to purchase. On May 31, 2011, 8,222,222 shares of common stock were sold on our behalf and 4,427,778 shares of common stock were sold on behalf of the selling stockholders, including 1,650,000 shares sold by the selling stockholders upon exercise in full of the underwriters’ option to purchase additional shares, at an initial public offering price of $15.00 per share, for an aggregate gross offering price of $123,333,330 to us, and $66,416,670 to the selling stockholders. Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc. served as the managing underwriters of the initial public offering. Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated.

As a result of the offering, we received net proceeds of approximately $111.9 million, after deducting underwriting discounts and commissions of approximately $11.4 million and additional offering-related expenses of approximately $2.8 million. We did not receive any proceeds from the sale of shares by the selling shareholders. No offering expenses were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through June 30, 2011, we have used the net proceeds of the offering for repayment of debt and general corporate purposes, including expenditures for financing our growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures. We invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Active Network, Inc.

Date: August 12, 2011	By:	/S/ DAVID ALBERGA
David Alberga
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.4F	Fifth Amendment to Office Lease Agreement, dated February 11, 2011, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc.

10.6J	Ninth Amendment to Loan and Security Agreement, dated May 17, 2011, by and between Square 1 Bank and Registrant.

10.6K	Tenth Amendment to Loan and Security Agreement, dated July 26, 2011, by and between Square 1 Bank and Registrant.

10.20#	2011 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of The Active Network, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.