Form 10-Q
period 2011-09-30
ACTIVE NETWORK INC
filed 2011-11-14
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

As of October 31, 2011, the registrant had 54,263,882 shares of Common Stock ($0.001 par value) outstanding.

The Active Network, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

THE ACTIVE NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,023	$31,441
Restricted cash	5,000	5,000
Accounts receivable, net	61,192	34,096
Inventories	1,102	—
Prepaid expenses and other current assets	4,914	4,181

Total current assets	211,231	74,718
Property and equipment, net	28,936	28,181
Software development costs, net	43,620	37,013
Goodwill	213,357	207,113
Intangible assets, net	32,429	41,208
Deposits and other assets	2,040	2,315

Total assets	$531,613	$390,548

Liabilities, preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,503	$5,372
Registration fees payable	76,172	40,667
Accrued expenses	36,103	32,172
Deferred revenue	52,672	34,013
Current portion of debt	—	16,866
Capital lease obligations, current portion	2,906	1,983
Other current liabilities	2,576	1,630

Total current liabilities	174,932	132,703
Debt, net of current portion	—	27,537
Capital lease obligations, net of current portion	649	1,663
Other long-term liabilities	5,644	4,353
Deferred tax liability	19,556	17,960

Total liabilities	200,781	184,216
Commitments and contingencies (Note 12)
Convertible preferred stock, $0.001 par value—authorized, 0 and 146,856 shares; issued and outstanding, 0 and 131,372 shares	—	21,187
Redeemable convertible preferred stock, $0.001 par value—authorized, 0 and 73,249 shares; issued and outstanding, 0 and 71,751 shares	—	371,126

Total preferred stock	—	392,313
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—authorized, 100,000 and 0 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value—authorized, 1,000,000 and 65,000 shares; issued, 56,035 and 9,755 shares; outstanding, 54,259 and 7,980 shares	55	9
Treasury stock (at cost, 1,776 shares)	(11,959)	(11,959)
Additional paid-in capital	602,194	65,224
Accumulated other comprehensive income	7,318	8,866
Accumulated deficit	(266,776)	(248,121)

Total stockholders’ equity (deficit)	330,832	(185,981)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$531,613	$390,548

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Revenue:
Technology revenue	$76,341	$62,400	$225,002	$188,504
Marketing services revenue	13,287	10,693	36,343	29,473

Total net revenue	89,628	73,093	261,345	217,977
Cost of net revenue:
Cost of technology revenue	38,291	29,308	109,986	88,682
Cost of marketing services revenue	1,599	1,816	4,241	4,562

Total cost of net revenue	39,890	31,124	114,227	93,244

Gross profit	49,738	41,969	147,118	124,733
Operating expenses:
Sales and marketing	17,116	15,041	52,970	44,799
Research and development	17,628	15,048	50,181	46,400
General and administrative	11,737	10,101	34,633	32,958
Amortization of intangibles	3,669	4,029	11,090	12,149

Total operating expenses	50,150	44,219	148,874	136,306

Loss from operations	(412)	(2,250)	(1,756)	(11,573)
Interest income	32	43	91	113
Interest expense	(109)	(1,325)	(2,799)	(4,089)
Other income (expense), net	(33)	762	109	141

Loss before provision for income taxes	(522)	(2,770)	(4,355)	(15,408)
Provision for income taxes	910	1,064	2,490	2,772

Net loss	(1,432)	(3,834)	(6,845)	(18,180)

Accretion of redeemable convertible preferred stock	—	(7,055)	(11,810)	(20,828)

Net loss attributable to common stockholders	$(1,432)	$(10,889)	$(18,655)	$(39,008)

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(1.51)	$(0.62)	$(5.53)

Diluted	$(0.03)	$(1.51)	$(0.62)	$(5.53)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	53,701	7,228	29,993	7,050

Diluted	53,701	7,228	29,993	7,050

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(6,845)	$(18,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,654	29,287
Loss on extinguishment of debt	538	—
Allowance for doubtful accounts	590	543
Stock-based compensation expense	4,782	4,542
Deferred tax liability	1,824	1,348
Accretion of discount on debt	191	773
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(27,554)	(11,926)
Inventories	(1,102)	—
Prepaid expenses and other assets	(2,530)	(891)
Accounts payable	1,239	923
Registration fees payable	35,505	17,174
Accrued expenses	3,561	5,309
Deferred revenue	18,089	10,800
Deferred rent	663	828

Net cash provided by operating activities	61,605	40,530
Investing activities
Purchases of property and equipment	(8,991)	(11,186)
Software development costs	(13,898)	(12,169)
Cash paid for acquisitions, net of cash acquired	(4,082)	(125)
Payment of contingent consideration	(625)	(962)

Net cash used in investing activities	(27,596)	(24,442)
Financing activities
Proceeds from exercise of stock options and common stock warrants	3,072	2,338
Payments on capital lease obligations	(2,207)	(1,742)
Repayment of long-term obligations	(41,628)	(6,177)
Repurchase of unvested common stock	(13)	—
Net proceeds from initial public offering	114,700	—

Net cash provided by (used in) financing activities	73,924	(5,581)
Effect of exchange rates on cash	(351)	(29)

Net increase in cash and cash equivalents	107,582	10,478
Cash and cash equivalents at beginning of period	31,441	26,381

Cash and cash equivalents at end of period	$139,023	$36,859

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$2,799	$2,548

Cash paid during the year for taxes	$510	$332

Supplemental disclosures of noncash financing and investing activities
Fixed asset purchases included in accounts payable	$2,149	$796

Acquisition of equipment and software under capital leases	$2,116	$—

Issuance of warrants	$—	$76

Conversion of preferred stock	$404,122	$—

Conversion of debt	$3,504	$—

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Active and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial condition and results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the consolidated financial statements related to the three and nine months ended September 30, 2011 and 2010 are unaudited. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for fiscal year 2011 or for any other interim period or for any other future year.

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

Revenue Recognition

The Company recognizes technology revenue primarily from registration fees and related hosting and implementation services. The Company also records revenue for marketing services. The Company recognizes revenue when a signed contract or other persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable. The Company’s arrangements do not contain general rights of return.

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

The Company generally recognizes registration revenue when received, net of registration fees paid to event organizers, where the Company is acting as an agent of event organizers. Net registration revenue comprised 67% and 71% of total net revenue for the three months ended September 30, 2011 and 2010, respectively, and 69% and 73% for the nine months ended September 30, 2011 and 2010, respectively. In certain circumstances, the Company pre-purchases registrations from event organizers and bears the risks and rewards of ownership. Registration revenue associated with these transactions is recognized on a gross basis, as the Company is the primary obligor and bears inventory and credit risk. Cash collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue recognized on a gross basis comprised 1% and 0% of total net revenue for the three months ended September 30, 2011 and 2010, respectively, and less than 1% and 0% for the nine months ended September 30, 2011 and 2010, respectively.

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

For license and professional service arrangements that do not qualify for separate accounting, such as arrangements that involve significant modification or customization of the software, arrangements that include milestones or customer specific acceptance criteria, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue when services have been rendered. Penalties from customers related to power outages or other technical disruptions are recognized in the period in which such amounts become known and are estimable as a reduction of revenue or an increase to cost of revenue. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized currently. A majority of such arrangements are recognized together with the professional services.

Maintenance revenue consists of fees for providing software updates on a when-and-if available basis and technical support to software products (“post contract customer support” or “PCS”). Maintenance revenue is recognized ratably over the terms of the agreement.

Marketing service revenue consists of online and integrated field marketing campaigns and membership programs. The Company’s online marketing services include online advertising, e-mail marketing and targeted newsletter promotions. Banner, button and e-mail advertisements are impression-based, with the revenue based on the number of times the advertisement is displayed or delivered over the contract period. Impression-based contract revenue is primarily recognized as the impression is displayed on the Company’s web site or delivered by e-mail to the intended addressee. The Company’s field marketing services include event promotions, sponsorships and sample placements and are defined contractually with individual customers. Field marketing revenue is recognized over the term of the contract or when revenue is earned based on the performance of services associated with a series of events. Revenue from membership programs is recognized over the term of the membership period.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company makes different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments including accounts receivable, prepaid expenses and other current assets, accounts payable, registration fees payable and accrued liabilities approximate fair value due to their short maturities. Carrying amounts of the Company’s acquisition related notes payable, term loans and line of credit approximate fair value as the interest rates on these instruments are primarily based on market rates of interest. The fair values of the Company’s cash equivalents are detailed further in Note 4.

Concentration of Credit Risk

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash has been invested in money market funds or non-interest bearing accounts. The Company performs ongoing credit evaluations of its customers’ financial condition, and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, current economic trends and historical payment experience (Note 5).

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date.

Restricted Cash

At September 30, 2011 and December 31, 2010, the Company had $5 million of cash restricted from withdrawal and held by a bank as collateral for a credit facility (Note 11).

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Company’s customers and credit and debit card receivables due from third party financial institutions attributable to the Company’s registration receivable process.

Inventories

Inventories are stated at the lower of cost or market on a first in, first out (“FIFO”) basis. Inventories are comprised of purchases of registrations from event organizers for customer activities and events that are intended to be sold directly to end-user participants. The Company reviews its inventory for estimated excess inventory based on estimated future usage and sales. Inventory reserves are established based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if conditions improve.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements is computed using the shorter of the estimated useful lives or the terms of their respective leases.

Capitalized Software Development Costs

Costs to develop internal use software are capitalized provided these costs are expected to be recoverable, and are amortized on a product-by-product basis using the straight line method over the estimated economic life of the application, which is generally two to five years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred. The Company capitalized software development costs of $4.4 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively, and $13.9 million and $12.2 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization of internal software development costs is reflected in cost of revenue.

Goodwill

         Goodwill is not amortized but instead is tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired. The Company performs the impairment test annually during the fourth quarter. A two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. The Company periodically re-evaluates its business and has determined that it operates in two segments, which the Company considers its reporting units. Therefore, goodwill is tested at the reporting unit level.

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

Stock-Based Compensation

The Company has stock incentive plans under which options to purchase common stock and restricted stock units have been granted to employees, consultants and directors. The stock options have been granted to employees with exercise prices equal to the fair value of the underlying stock. Prior to the IPO, the board of directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks the Company faced at the time, the preferences of the Company’s preferred stock and the lack of liquidity of the Company’s common stock. After the IPO, the fair value of common stock was determined using the quoted closing market price of the Company’s common stock on the date of grant.

Under the Company’s Employee Stock Purchase Plan (the “ESPP”), eligible officers and employees may purchase a limited amount of common stock at a discount to the market price in accordance with the terms of the plan as described in Note 16.

The Company can grant stock awards that contain certain performance conditions. The Company recognizes compensation cost for awards with performance conditions when the performance conditions have been determined and based upon the probability of that performance condition being met, net of an estimate for pre-vesting forfeitures.

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

Advertising Expense

Advertising costs are expensed as they are incurred. The Company incurred advertising costs of approximately $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively. Advertising costs are included in sales and marketing on the consolidated statements of operations.

Foreign Currency

The functional currency for the majority of the Company’s foreign subsidiaries is the local currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Certain foreign subsidiaries designate the U.S. dollar as the functional currency. For those subsidiaries, assets and liabilities denominated in foreign currency are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Foreign currency translation adjustments are included in accumulated other comprehensive income as a separate component of stockholders’ equity (deficit) or in other income (expense) in the consolidated statements of operations.

Foreign currency exchange gains and losses are recorded in other income (expense), net. Foreign currency transaction gains and losses were $0 million and ($0.5) million for the three months ended September 30, 2011 and 2010, respectively, and ($0.1) million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are recorded as an element of stockholders’ equity (deficit) but are excluded from net loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency. The Company has disclosed comprehensive loss as a component of stockholders’ equity (deficit). Comprehensive loss consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(1,432)	$(3,834)	$(6,845)	$(18,180)
Foreign currency translation	(2,720)	764	(1,548)	848

Total comprehensive loss	$(4,152)	$(3,070)	$(8,393)	$(17,332)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to increase the prominence of items reported in other comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, these amendments require that the Company present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These new standards are effective for interim and annual periods beginning after December 15, 2011, and are to be applied retrospectively. These amended standards will affect the presentation of other comprehensive income but will not affect the Company’s financial position or results of operations.

In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updates are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt this revised guidance during the annual goodwill impairment test in the year ended December 31, 2012, and does not expect that the adoption will have a material effect on the Company’s consolidated financial statements.

3. Business Combinations

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined.

Fellowship Technologies, Inc.

In February 2011, the Company acquired Fellowship Technologies, Inc. (“Fellowship”), a provider of web-based software to religious institutions. The acquisition enables the Company to strengthen its position as a technology leader and broaden its customer base. The purchase consideration was approximately 1,125,000 shares of the Company’s common stock valued at approximately $8.9 million. The Company also assumed certain office and facility leases of $4.6 million under noncancelable leases that expire at various times through 2017. The results of Fellowship’s operations have been included in the consolidated financial statements since the acquisition date.

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

The acquisition was accounted for as a purchase business combination. The Company allocated the purchase price to the tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The goodwill is deductible for tax purposes. The Company recorded the fair value of identifiable intangible assets using an income valuation approach which is based on Level 3 inputs in the fair value hierarchy. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands) (unaudited):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$197	3 years
Customer contract/relationships	2,730	4 years
Complete technology	641	4 years

	$3,568

Other Business Combinations

During the nine months ended September 30, 2011, the Company acquired operations from two other businesses including a provider of web-based church management solutions and a provider of online registration for endurance events. The Company acquired the assets of these two businesses in exchange for $4.6 million in cash. These acquisitions enable the Company to strengthen its position as a technology leader and broaden its customer base in the faith and endurance spaces.

Cash	$14
Accounts receivable	145
Prepaid and other assets	12
Goodwill	1,362
Intangible assets	3,427
Accounts payable	(20)
Accrued expenses	(27)
Deferred revenue	(296)

Total purchase price	$4,617

The acquisitions were accounted for as purchase business combinations. The Company allocated the purchase price to the tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over the aggregate fair value was recorded as goodwill, which is deductible for tax purposes. The allocation of purchase price is preliminary. As of September 30, 2011, the Company was in process of determining the fair value of the intangible assets and goodwill. The Company recorded the fair value of identifiable intangible assets using an income valuation approach which is based on Level 3 inputs in the fair value hierarchy. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Customer contract/relationships	3,392	3 years
Complete technology	35	3 years

	$3,427

During the year ended December 31, 2010, the Company acquired operations from an integrated website provider and certain assets of a provider of online and mobile communications software and related technology services for event registrations in exchange for $0.1 million in cash and 223,500 shares of the Company’s common stock valued at approximately $0.9 million. In addition, the Company may be required to make earn-out payments between fiscal 2011 through 2015 based on the achievement of certain sales milestones in each of the respective years. The Company determined that the achievement of the milestones is not likely, and therefore, no liability was recorded as of September 30, 2011 or December 31, 2010. These acquisitions enable the Company to strengthen its position as a technology leader and broaden its customer base.

Accounts receivable	$136
Goodwill	155
Intangible assets	752
Other liabilities	(22)
Gain on bargain purchase	(21)

Total purchase price	$1,000

The acquisitions were accounted for as purchase business combinations. The Company allocated the purchase price to the tangible assets acquired, liabilities assumed and identifiable intangible assets acquired based on their estimated fair values. For one acquisition, the excess of the purchase price over the aggregate fair value was recorded as goodwill, which is deductible for tax purposes. For the other acquisition, the Company realized an immaterial benefit in the consolidated statements of operations for the excess of the aggregate fair value of the assets acquired over the purchase price. The Company recorded the fair value of identifiable intangible assets using an income valuation approach which is based on Level 3 inputs in the fair value hierarchy. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Customer contract/relationships	$752	3 years

As part of one acquisition, the Company received approximately $3.0 million to subsidize certain costs of building and maintaining the infrastructure necessary to service customer contracts. This amount has been deferred on the Company’s consolidated balance sheets and will be amortized to general and administrative expenses on the Company’s consolidated statements of operations over the expected life of the contract. Amortization was approximately $0.2 million and $0 million for the three months ended September 30, 2011 and 2010, respectively, and $0.6 million and $0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

The Company’s assets and liabilities that are measured at fair value as of September 30, 2011 are as follows (in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$191	$—	$—	$191

The Company’s assets and liabilities that are measured at fair value as of December 31, 2010 are as follows (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,169	$—	$—	$18,169
Accrued liabilities:
Contingent consideration	$—	$—	$625	$625

Level 3 liabilities include contingent milestone consideration payable to selling shareholders, the value of which was determined based on the probability of achieving specific milestones and the probability weighted discount on cash flows. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date will be recognized in earnings. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobserved inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company made significant assumptions to establish inputs for the contingent consideration calculation using discount rates ranging from 10% to 14% to calculate the fair value of the future payments. The Company recorded contingent consideration of $0.6 million at the time of acquisition. During May 2011, the outstanding liability of $0.6 million was settled in full and no contingent consideration remained as of September 30, 2011.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

Contingent Consideration
Balance at December 31, 2010	$625
Settlement of contingent consideration	(625)

Balance at September 30, 2011	$—

5. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, by category is as follows (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$51,490	$26,850
Registration receivable	11,258	8,626
Less allowance for doubtful accounts	(1,556)	(1,380)

Accounts receivable, net	$61,192	$34,096

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

6. Property and Equipment

Property and equipment by category is as follows (in thousands):

	September 30, 2011	December 31, 2010
Computer and software	$56,885	$46,653
Furniture and fixtures	9,925	9,529
Leasehold improvements	2,694	2,421

Total	69,504	58,603
Less accumulated depreciation	(40,568)	(30,422)

Property and equipment, net	$28,936	$28,181

Depreciation expense was $3.5 million for the three months ended September 30, 2011 and 2010, respectively, and $10.3 million and $9.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Included in fixed assets are $8.2 million and $6.1 million of equipment under capital lease at September 30, 2011 and December 31, 2010, respectively. Accumulated amortization of assets under capital lease totaled $4.9 million and $3.2 million at September 30, 2011 and December 31, 2010, respectively.

7. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	September 30, 2011	December 31, 2010
Software development costs	$61,113	$47,691
Accumulated amortization	(17,493)	(10,678)

Software development costs, net	$43,620	$37,013

Amortization expense was $2.6 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively, and $7.0 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

8. Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2011 is as follows (in thousands):

	Technology Services	Marketing Services	Total
Balance at December 31, 2010	$194,789	$12,324	$207,113
Goodwill arising from acquisitions	7,042	—	7,042
Effect of exchange rate changes	(798)	—	(798)

Balance at September 30, 2011	$201,033	$12,324	$213,357

9. Intangible Assets

Intangible assets are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets.

The carrying values of amortized intangible assets are as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$25,810	$(18,938)	$6,872	$25,571	$(14,992)	$10,579
Non-compete agreements	952	(952)	—	952	(922)	30
Customer relationships	32,561	(25,443)	7,118	26,516	(21,685)	4,831
Trade names	9,787	(5,314)	4,473	9,796	(4,713)	5,083
Customer contracts	44,630	(30,664)	13,966	45,344	(24,659)	20,685

	$113,740	$(81,311)	$32,429	$108,179	$(66,971)	$41,208

Amortization of intellectual property is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue—Technology	$1,267	$1,069	$3,820	$3,280
Cost of revenue—Marketing	127	134	400	401
Operating expenses	3,669	4,029	11,090	12,149

Total	$5,063	$5,232	$15,310	$15,830

10. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	September 30, 2011	December 31, 2010
Accrued compensation	$14,587	$13,678
Sales and other foreign taxes	6,282	5,191
Other	15,234	13,303

Total	$36,103	$32,172

As of September 30, 2011, accrued compensation was comprised of accrued salaries of $7.3 million, accrued personal time off of $3.3 million, accrued self-insurance of $0.8 million, amounts payable for 401K contributions of $0.2 million, deferred bonuses of $2.4 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $0.6. As of December 31, 2010, accrued compensation was comprised of accrued salaries of $4.6 million, accrued personal time off of $0.3 million, amounts payable for 401K contributions of $0.1 million, and deferred bonuses of $8.7 million.

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

In May 2011, the Company fully repaid $23.7 million of the outstanding principal and the Agreement was terminated. The early repayment of the debt resulted in a loss on extinguishment of $0.5 million, which is reflected in interest expense in the Company’s consolidated statements of operations. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 131,021 and 198,196 shares of common stock to Gold Hill and Escalate, respectively.

As of September 30, 2011 and December 31, 2010, the Company had outstanding borrowings of $0 million and $13.0 million with Escalate, respectively and outstanding borrowings of $0 million and $14.6 million with Gold Hill, respectively.

2008 Loan and Security Agreement

In October 2008, the Company entered into a Loan and Security Agreement (“LSA”) with Square 1 Bank (“Square 1”) which allowed the Company to borrow up to $5.0 million under a term loan and up to $7.0 million under a line of credit (“Line”). For borrowings under the term loan, the Company was required to make interest-only payments on a monthly basis for the first six months, after which borrowings were repayable over 30 months. The interest rate for the term loan was prime plus 1% and was due to mature in October 2011. For borrowings under the LSA, the Company is required to maintain a cash balance of $5.0 million in an account with Square 1 which is presented as restricted cash on the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010 (Note 2). Under the terms of the Line, borrowings cannot exceed 80% of the Company’s eligible accounts receivable and carry an interest rate of prime plus 1% and was to mature on July 2010. The loan is collateralized by substantially all of the Company’s assets, excluding certain client cash and intellectual property, and is subject to certain covenants which, if not met, could constitute an event of default. These covenants include maintaining the required quick ratio and the non-occurrence of a material adverse change in the business, operations or conditions of the Company. As of September 30, 2011 and December 31, 2010, the Company was in compliance with all specified financial covenants.

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

In May 2011, the Company fully repaid $4.7 million of the outstanding principal of the term loan under the LSA. The early repayment of the debt did not result in any gain or loss on extinguishment.

In August 2011, the LSA was amended to extend the maturity date to August 2012.

At September 30, 2011 and December 31, 2010, respectively, outstanding borrowings from Square 1 were approximately $0 million and $1.7 million under the term loan and approximately $0 million and $7.3 million under the Line. There was $6.2 million and $2.0 million available under the Line as of September 30, 2011 and December 31, 2010, respectively.

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

In May 2011, the Company fully repaid $2.0 million of the outstanding principal amount of the long-term debt held by Pinnacle and Celina. The early repayment of the debt did not result in any gain or loss on extinguishment.

At September 30, 2011 and December 31, 2010, respectively, outstanding borrowings from Pinnacle were approximately $0 million and $2.6 million and outstanding borrowings from Celina were approximately $0 million and $0.2 million.

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

In June 2011, the Company fully repaid $1.0 million of the outstanding principal amount of the Convertible Debt. The early repayment of the debt did not result in any gain or loss on extinguishment. The remaining $3.0 million of outstanding principal and $0.5 million of accrued interest was converted into 218,989 shares of the Company’s common stock in June 2011, reducing the outstanding principal amount to $0 million at September 30, 2011. The option to convert was considered substantive, and therefore no incremental charge was recorded upon conversion of the debt.

At September 30, 2011 and December 31, 2010 outstanding borrowings under the Convertible Debt were approximately $0 million and $4.0 million, respectively.

ALS Acquisition Earn Out Agreement

In connection with the ALS acquisition, the Company entered into an earn-out payment agreement to pay $1.9 million over a three-year period commencing November 2009 at an interest rate of 5% per annum. Principal and interest was payable on a quarterly basis.

In May 2011, the Company fully repaid $0.8 million of the outstanding principal amount of the earn-out payment. The early repayment of the debt did not result in any gain or loss on extinguishment.

At September 30, 2011 and December 31, 2010, the remaining earn-out payable to ALS was approximately $0 million and $1.0 million, respectively.

12. Commitments and Contingencies

Operating Leases

The Company leases its office and datacenter facilities under noncancelable leases that expire at various times through 2015. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $2.9 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and $8.3 million and $7.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Guarantees

The Company entered into an arrangement with a third-party customer to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer of up to $15 million. The corporate guarantee became effective in July 2010.

Sales and Use Tax

The Company accrues for sales and use taxes in certain states. The Company performed an analysis of its potential liability in states where it had not previously remitted these taxes. Based on the results of the analysis, the Company established a reserve for estimated claims from states where sales and use tax had not been remitted of $4.1 million and $3.4 million at September 30, 2011 and December 31, 2010, respectively.

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

In the normal course of business, the Company may incur penalties from customers related to power outages or other technical disruptions. As a result of this potential exposure, the Company accrued a liability of $3.2 million and $0.7 million as of September 30, 2011 and December 31, 2010, respectively. Penalties are reflected as a reduction in revenue or as an increase to cost of revenue in the Company’s consolidated statements of operations.

In December 2010 the Company became aware of a security breach in one of the legacy computer systems it acquired in an acquisition. This breach could potentially result in an unauthorized acquisition and use of credit card data and could result in assessments or damages from claims asserted by organizers or participants. The Company has performed an internal investigation to assess the potential exposure of the breach and determined it to be insignificant; accordingly, no amounts have been accrued as of September 30, 2011 or December 31, 2010. To date the Company has paid approximately $0.1 million in assessments associated with this breach.

13. Legal Proceedings

From time to time, the Company is involved in disputes, litigation and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses. The Company has not recorded an accrual for potential loss as of September 30, 2011 or December 31, 2010.

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

Common Stock Warrants

During 2006, in connection with a Master Service Agreement (“MSA”) with the United States Tennis Association (“USTA”), the Company issued warrants to purchase 239,027 shares of the Company’s common stock at an exercise price of $9.28 per share. These warrants were exercisable immediately after issuance and would expire in 10 years. In conjunction with the December 2010 renewal of the MSA, the Company extended the exercise period of the warrants an additional 5 years. The total fair value of the warrants at the date of issuance and modification of $1.5 million was calculated using the Black-Scholes option pricing model using the following assumptions: contractual life of ten to eleven years; expected volatility between 52.6% - 82.1%; risk free interest rate between 3.0% - 4.9%; and a dividend yield of 0%. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 91,148 shares of common stock to the USTA. The amortization of the warrants was approximately $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

In conjunction with the 2007 Loan and Security Agreement and amendments to the 2007 Loan and Security Agreement in April 2010 and December 2010, the Company issued warrants to Gold Hill and Escalate to purchase 131,030 shares of common stock and 198,210 shares of common stock, respectively, at an exercise price of $0.001 per share. The fair value of these warrants of $2.2 million was calculated using the Black-Scholes option pricing model at the various dates of issuance using the following assumptions: contractual life of seven years; expected volatility between 51.4% - 71.0%; risk free rate between 2.7% - 4.5%; and a dividend yield of 0%. This estimated fair value, which represents a debt discount, is accounted for as interest expense over the term of the Agreement. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 131,021 and 198,196 shares of common stock to Gold Hill and Escalate, respectively. Interest expense related to the amortization of the warrants was approximately $0.6 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. Included in the interest expense for the three and nine months ended September 30, 2011 was $0.5 million incurred as a result of repayment of the outstanding principal amount of the long-term debt under the Agreement with Gold Hill and Escalate (Note 11).

16. Stock Plans and Stock-Based Compensation

Employee Stock Purchase Plan

In April 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “2011 ESPP Plan”), which became effective upon the Company’s IPO. The 2011 ESPP Plan allows participating employees to contribute up to 20% of their earnings, up to a maximum of $25,000 per annum, to purchase shares of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of the offering period, or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company’s compensation committee may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. As of September 30, 2011, there were 1,122,000 shares of common stock available for issuance under the 2011 ESPP Plan and no shares had been issued under the 2011 ESPP Plan. As the 2011 ESPP Plan is a compensatory plan as defined by the authoritative guidance for stock compensation, stock-based compensation expense has been recorded in the nine-month period ended September 30, 2011.

Employee Stock Purchase Plan Activity

The Company’s first offering period of the 2011 ESPP began in August 2011. The weighted-average estimated fair value of employee stock purchase plan shares to be issued in conjunction with the offering period occurring during the three and nine months ended September 30, 2011 was $4.55 per share, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Volatility	47.6%	47.6%
Expected dividend yield	—	—
Risk-free rate	0.1%	0.1%
Expected term (in years)	0.3	0.3

As of September 30, 2011, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the 2011 ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of less than six months.

Stock Option Plan

In January 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”) and retired the 1999 Stock Option Plan (the “1999 Plan”) and assumed certain options under the 1999 Plan. Grants under the 2002 Plan may be incentive stock options or nonqualified stock options. The 2002 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the compensation committee. The majority of awards issued under the 2002 Plan vests over two to four years, and has a term of ten years. The maximum number of shares of common stock issuable pursuant to the 2002 Plan was 15,687,998 as of December 31, 2010, plus the shares of common stock subject to options pursuant to awards granted under the 1999 Plan forfeited after the adoption of the 2002 Plan. There were 150,435 shares available for grant under the 2002 Plan at December 31, 2010. Upon the Company’s IPO in May 2011, the Company’s ability to grant awards under the 2002 Plan was terminated. As of September 30, 2011, options to purchase 12,179,309 shares of common stock were outstanding under the 2002 Plan. The 2002 Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2002 Plan.

In April 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective upon the Company’s IPO. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The 2011 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms and conditions of the awards. Stock options expire on terms as determined by the compensation committee, but not more than ten years after the date of grant. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance units, cash-based awards and other stock-based awards may be granted to employees and consultants. The maximum number of shares of common stock issuable pursuant to the 2011 Plan is 4,123,077, plus the shares of common stock subject to options or awards outstanding pursuant to the 2002 Plan that expire, terminate, cancel, forfeit, or are repurchased after the adoption of the 2011 Plan. As of September 30, 2011, there were 3,660,136 shares available for grant under the 2011 Plan. As of September 30, 2011, options to purchase 108,500 shares of common stock were outstanding under the 2011 Plan.

Early Exercise of Stock Options

The Company did not issue any shares of common stock during the three months ended September 30, 2011 or 2010, respectively for stock options exercised prior to vesting. The Company issued 76,658 and 525,000 shares of common stock during the nine months ended September 30, 2011 and 2010, respectively for stock options exercised prior to vesting. The unvested shares are subject to the Company’s repurchase right at the lesser of the original exercise price or market price. The proceeds from the early exercise of stock options are recorded in other long-term liabilities and reclassified to common stock as the shares vest and the Company’s repurchase rights lapse.

There were 475,042 and 567,758 shares held by employees which were subject to repurchase for early exercise of stock options at an aggregate purchase price of $0.9 million and $1.1 million at September 30, 2011 and December 31, 2010, respectively.

Stock Option Activity

Stock option activity for the nine months ended September 30, 2011 is as follows (in thousands, except share, per share and term data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	11,433,588	$2.18	7.26	$65,126

Granted	2,732,000	8.05
Exercised	(1,742,134)	2.58
Cancelled or expired	(135,645)	3.39

Outstanding at September 30, 2011	12,287,809	$3.42	7.30	$139,478

Options exercisable at September 30, 2011	12,180,350	$3.30	7.28	$139,478

Options vested and expected to vest at September 30, 2011	11,971,040	$3.35	7.23	$136,711

The aggregate intrinsic value represents the difference between the quoted closing market price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s market price of its common stock was $14.75 and $4.87 as of September 30, 2011 and 2010, respectively. The total intrinsic value of options exercised was approximately $18.3 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

The weighted-average grant date fair value of options granted was $6.51 and $1.05 for the nine months ended September 30, 2011 and 2010, respectively.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $18.3 million as of September 30, 2011 and is expected to be recognized over a weighted-average period of 3.2 years.

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volatility	48.7-49.1%	50.1%	48.5-49.2%	50.1-51.8%
Expected dividend yield	—	—	—	—
Risk-free rate	0.9-1.1%	1.3%	0.9-2.2%	1.3-2.2%
Expected term (in years)	4.9	4.7	4.9	4.7

Restricted Stock Activity

A summary of restricted stock activity during the nine months ended September 30, 2011, is presented as follows (in thousands, except share and term data):

Restricted Stock	Number of Shares	Weighted- Average Remaining Contractual Term
Nonvested at December 31, 2010	78,500	0.17
Granted	402,127
Vested	(78,500)
Forfeited	—

Nonvested at September 30, 2011	402,127	3.92

During the nine months ended September 20, 2011, the Company granted 402,127 restricted stock units (“RSUs”). The RSUs vest annually over a four-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

The Company measures the fair value of restricted awards at the closing stock price of the Company’s common stock on the date of grant, and the fair value is recognized as expense over the requisite service period. The per unit weighted-average grant date fair value of restricted stock units granted was $16.65 and $0 for the three and nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011, remaining unrecognized compensation cost related to restricted stock was $5.4 million.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$52	$25	$107	$79
Sales and marketing	277	134	1,040	390
Research and development	315	8	636	287
General and administrative	1,326	1,182	2,999	3,786

Total stock-based compensation	$1,970	$1,349	$4,782	$4,542

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$1,726	$1,026	$4,479	$3,865
RSUs	135	323	194	677
ESPP	109	—	109	—

Total stock-based compensation	$1,970	$1,349	$4,782	$4,542

17. Net Loss Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the IPO, holders of Redeemable Convertible Preferred shares were each entitled to receive 8% per annum cumulative dividends, payable prior and in preference to any dividends on any other shares of the Company’s capital stock.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss per share:
Net loss	$(1,432)	$(3,834)	$(6,845)	$(18,180)
Less: accretion of redeemable convertible preferred stock	—	(7,055)	(11,810)	(20,828)

Net loss attributable to common stockholders	$(1,432)	$(10,889)	$(18,655)	$(39,008)

Weighted-average common shares outstanding:
Basic	53,701	7,228	29,993	7,050

Diluted	53,701	7,228	29,993	7,050

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(1.51)	$(0.62)	$(5.53)

Diluted	$(0.03)	$(1.51)	$(0.62)	$(5.53)

Potentially dilutive securities not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock and common stock subject to repurchase	12,809,899	11,796,565	12,780,410	11,845,538
Restricted stock	144,241	133,962	65,862	171,789
Convertible Preferred	—	8,807,092	4,645,498	8,807,092
Redeemable Convertible Preferred	—	25,828,786	13,621,873	25,828,786
Common stock warrants	5,359	247,711	134,519	247,711
Common stock issuable upon conversion of debt	—	268,835	155,409	256,438

	12,959,499	47,082,951	31,403,571	47,157,354

18. Segment Information

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

The Company determined its operating segments to be technology services, which derives substantially all of its revenue from the sale of direct selling services through a hosted software solution, and marketing services, which derives substantially all of its revenue from the delivery of advertising and content media.

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

Summarized information by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue by segment:
Technology	$76,341	$62,400	$225,002	$188,504
Marketing services	13,287	10,693	36,343	29,473

Total net revenue	$89,628	$73,093	$261,345	$217,977

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$17,034	$14,295	$51,050	$40,874
Marketing services	5,710	3,558	15,333	9,579

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	22,744	17,853	66,833	50,543
Depreciation and amortization	(11,146)	(10,230)	(32,654)	(29,287)
Stock-based compensation expense	(1,970)	(1,349)	(4,782)	(4,542)
Unallocated corporate costs	(10,040)	(8,524)	(30,703)	(28,197)

Loss from operations	$(412)	$(2,250)	$(1,756)	$(11,573)

The Company allocates its net revenue to geographic regions based on the customer’s location. The following tables set forth net revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue:
North America	$86,819	$72,500	$253,587	$214,129
Europe and other	2,809	593	7,758	3,848

Total net revenue	$89,628	$73,093	$261,345	$217,977

	September 30, 2011	December 31, 2010
Assets:
North America	$528,787	$388,729
Europe and other	2,826	1,819

Total assets	$531,613	$390,548

Long-lived assets:
North America	$319,472	$315,270
Europe and other	910	560

Total long-lived assets	$320,382	$315,830

19. Income Taxes

The effective tax rate of (57.2)% for the nine months ended September 30, 2011 differs from the statutory rate primarily due to state taxes, foreign taxes, nondeductible stock option expenses, the increase in the deferred tax liability from the amortization of tax deductible goodwill, and the change in the valuation allowance.

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

The Company is subject to the accounting guidance for uncertain income tax positions. Pursuant to the guidance, income tax positions must meet a more likely than not recognition threshold in order to be recognized. Tax benefits are then measured using a cumulative benefit approach whereby the largest amount of tax benefit that is greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority is recorded. In accordance with this guidance, the Company recorded a liability of $0.3 million for uncertain tax positions as of September 30, 2011 and December 31, 2010, respectively. The Company does not expect any material changes in the balance of unrecognized tax benefits during the next twelve months.

The Company’s policy for recording interest and penalties on uncertain tax positions is to record such items as a component of income tax expense. Accrued interest and penalties of $0.1 million were recorded as of September 30, 2011 and December 31, 2010, respectively.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Effectively, all of the Company’s historical tax filings are subject to examination by the Internal Revenue Service and various state and foreign jurisdictions due to the generation of net operating loss carryforwards.

Certain of the Company’s subsidiaries are currently under tax audit. The Company anticipates that few of its open and active audits may be resolved within the next 12 months. The Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material adverse change to its consolidated financial position, results of operations or cash flows.

20. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company earned revenues from ESPN and its affiliates of $2.0 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $6.3 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online registration services agreement with Disney to provide online advertising. The Company earned revenues from Disney of $0.4 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.

In September 2009, the Company entered into a convertible debt note purchase agreement totaling $4.0 million with its Chief Executive Officer and ABS Ventures IX, L.P. (“ABS”). The Company used a portion of the proceeds from the IPO to repay $1.0 million of the outstanding principal amount of the Convertible Debt. The remaining $3.0 million of outstanding principal and $0.5 million of accrued interest was converted into 218,989 shares of the Company’s common stock in June 2011. ABS is a also a stockholder in the Company through its investments in the Series C, D and E Redeemable Convertible Preferred, which was converted into shares of common stock upon the IPO.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the USTA as amended in December 2010. A member of the Company’s Board of Directors is the managing director for recreational tennis at the USTA. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. In addition, the USTA held a warrant to purchase the Company’s common stock, which was net exercised on the closing date of the Company’s IPO. The Company issued 91,148 shares of common stock to the USTA upon the net exercise of the warrant in May 2011. Net revenue from the USTA and its affiliates was approximately $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $4.0 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

21. Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

22. Subsequent Events

Acquisition of ServiceU

On October 3, 2011, the Company acquired all of the outstanding common shares of ServiceU, a provider of web-based solutions for giving, event registration, ticketing, calendaring and resource management in exchange for $11.1 million in cash. The acquisition enables the Company to strengthen its position as a technology leader and broaden its customer base. Management is currently evaluating the purchase price allocation for this transaction.

Acquisition of RTP, LLC

On November 9, 2011, the Company completed the purchase of all of the outstanding shares of RTP, LLC (“RTP”), a provider of integrated resort software and solutions in exchange for $21.5 million in cash. The acquisition enables the Company to broaden its existing product capabilities and its customer base. Management is currently evaluating the purchase price allocation for this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (“SEC”).

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

We power a broad range of activities, such as reserving a campsite or tee time, signing up for a marathon or sports league, purchasing a fishing or hunting license, or participating in a community event or corporate conference. From the introduction of our platform in 1999, we have experienced significant growth and in 2010, we had over 47,000 customer organizations that drove over 70 million annual consumer registrations. Based on the results of an online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium-sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the nine months ended September 30, 2011, we generated revenue of $261.3 million, as compared to $218.0 million in the nine months ended September 30, 2010, an increase of 20%.

Our technology revenue was 85% of our total revenue for the three months ended September 30, 2011 and 86% for the nine months ended September 30, 2011. Net registration revenue was 80% of our technology revenue for the three months and 81% for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we processed approximately 63 million consumer registrations. Licensed software, maintenance, hosting and implementation revenue was 20% of our technology revenue for the three months and 19% for the nine months ended September 30, 2011. Our marketing services revenue was 15% of our total revenue for the three months ended September 30, 2011 and 14% for the nine months ended September 30, 2011.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net registration revenue	$60,893	$52,074	17%	$182,067	$158,315	15%
Registrations (1)	23,513	20,474	15%	62,969	54,859	15%
Net registration revenue per registration	$2.59	$2.54	2%	$2.89	$2.89	0%

(1)	In the third quarter of 2011, we identified previously unreported registration data during the first and second quarters of 2011. As a result, we underreported the number of registrations for these prior periods. We identified that the underreporting resulted primarily from the prior lack of the reporting systems of two new state customers. The underreporting has no impact on our prior financial statements, nor do we believe the underreporting has a material adverse effect on our business. The following table reconciles the “as reported” registration numbers with the “as corrected” registration numbers (in thousands):

Prior Period	As Reported	As Corrected
First Quarter	13,931	14,859
Second Quarter	22,926	24,597

Net Registration Revenue and Registrations

Registrations increased 3.0 million or 15% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and 8.1 million, or 15%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, mainly due to registrations from two new state customers. The average revenue per registration increased 2% for the three months, and remained flat for the nine months.

Basis of Presentation

General

The consolidated financial statements include the accounts of The Active Network, Inc. and its wholly-owned subsidiaries. All intercompany balances have been eliminated.

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

The marketing services revenue segment includes online services, field marketing services and membership programs. Registrations lead participants to our network of websites and create opportunities for us to sell our online commerce and other marketing services to participants. Our network of websites enables like-minded consumers to engage in our online communities.

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of credit card processing fees for registrations, payroll and related costs including allocated facilities costs, stock-based compensation for employees associated with registration, subscription or software implementation, customer support and onsite event support including travel costs. Costs also include expenses related to our call center operations, amortization of capitalized software development costs and certain acquired intangibles including acquired technology, customer supply costs, inventory costs and internet hosting costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Net revenue:
Technology revenue	$76,341	$62,400	$225,002	$188,504
Marketing services revenue	13,287	10,693	36,343	29,473

Total net revenue	89,628	73,093	261,345	217,977
Cost of net revenue	39,890	31,124	114,227	93,244

Gross profit	49,738	41,969	147,118	124,733
Operating expenses:
Sales and marketing	17,116	15,041	52,970	44,799
Research and development	17,628	15,048	50,181	46,400
General and administrative	11,737	10,101	34,633	32,958
Amortization of intangibles	3,669	4,029	11,090	12,149

Total operating expenses	50,150	44,219	148,874	136,306

Loss from operations	(412)	(2,250)	(1,756)	(11,573)
Interest income	32	43	91	113
Interest expense	(109)	(1,325)	(2,799)	(4,089)
Other income (expense), net	(33)	762	109	141

Loss before income taxes	(522)	(2,770)	(4,355)	(15,408)
Income tax provision	910	1,064	2,490	2,772

Net loss	(1,432)	(3,834)	(6,845)	(18,180)
Accretion of redeemable convertible preferred stock	—	(7,055)	(11,810)	(20,828)

Net loss attributable to common stockholders	$(1,432)	$(10,889)	$(18,655)	$(39,008)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(As of percentage of net revenue)
Cost of net revenue	45%	43%	44%	43%
Gross profit	55	57	56	57
Operating expenses:
Sales and marketing	19	21	20	21
Research and development	20	21	19	21
General and administrative	13	14	13	15
Amortization of intangibles	4	6	4	6

Total operating expenses	56	60	57	63
Loss from operations	(0)	(3)	(1)	(5)
Interest income	0	0	0	0
Interest expense	(0)	(2)	(1)	(2)
Other income (expense), net	(0)	1	0	0

Loss before income taxes	(1)	(4)	(2)	(7)
Income tax provision	1	1	1	1

Net loss	(2%)	(5%)	(3%)	(8%)

Three Months and Nine months ended September 30, 2011 and 2010

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Net revenue:
Technology revenue	$76,341	$62,400	22%	$225,002	$188,504	19%
Marketing services revenue	13,287	10,693	24%	36,343	29,473	23%

Net revenue	$89,628	$73,093	23%	$261,345	$217,977	20%

Total revenue increased $16.5 million, or 23%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and $43.4 million, or 20%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as discussed below.

Technology revenue. Net registration revenue increased $8.8 million or 17% for the three months and $23.8 million or 15% for the nine months. The increase was driven by growth in each of our four main customer groups led by growth in business events and growth related to new large state customers in outdoors. Software revenue increased $5.1 million or 50% for the three months and $12.7 million or 42% for the nine months, primarily as a result of higher hosting and implementation revenue. In total, technology revenue increased $13.9 million or 22% for the three months and $36.5 million or 19% for the nine months.

Marketing services revenue. Revenue increased $2.6 million, or 24% for the three months and $6.9 million or 23% for the nine months, resulting mainly from growth in online advertising and membership programs.

Costs and Expenses

Employee related expenses. Headcount and its related expenses make up a significant portion of our total expenses. We define employee related expenses as salaries, fringe benefits, facilities costs, employee travel, commissions, bonuses and other employee expenses.

Cost of Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
			(Dollars in thousands)
Cost of net revenue	$39,890	$31,124	28%	$114,227	$93,244	23%
Headcount (at period end)	1,283	1,171	10%

Cost of net revenue increased $8.8 million or 28% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and $21.0 million or 23% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in cost of net revenue was due in part to increases in credit card fees of $2.0 million for the three months and $5.9 million for the nine months, directly attributable to the increases in net registration revenue. Headcount increased 10% with the addition of call center, information technology and implementation support employees to support the revenue growth, leading to higher employee related costs of $1.8 million for the three months and $3.9 million for the nine months. Depreciation for fixed assets and amortization of software that was capitalized in earlier periods increased $1.6 million for the three months and $6.0 million for the nine months. Both the three months and the nine months include an expense of $0.8 million to record a contingency related to a state contract implementation. Other cost of goods sold increased $2.6 million for the three months and $4.4 million for the nine months to support the revenue growth.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
			(Dollars in thousands)
Sales and marketing	$17,116	$15,041	14%	$52,970	$44,799	18%
Headcount (at period end)	500	460	9%

Sales and marketing expense increased $2.1 million or 14% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and $8.2 million or 18% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to increases in employee related costs of $2.0 million for the three months and $6.5 million for the nine months, which resulted from a 9% increase in headcount as we invested in our sales and marketing staff for future business growth. Marketing expenses also increased $0.2 million for the three months and $1.6 million for the nine months as we increased our marketing and trade show spending mainly due to large trade shows in the first six months of the year.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
			(Dollars in thousands)
Research and development	$17,628	$15,048	17%	$50,181	$46,400	8%
Headcount (at period end)	934	815	15%

Research and development expense increased $2.6 million or 17% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and $3.8 million or 8% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily due to increases in employee related costs of $3.3 million for the three months and $7.4 million for the nine months resulting from a 15% increase in headcount driven by our continued development of ActiveWorks and implementations for new large state customers. The increase in employee related costs was partially offset by additional capitalized software of $0.7 million for the three months and $1.7 million for the nine months, and declines in contractor expenses of $0.1 million for the three months and $1.3 million for the nine months.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
			(Dollars in thousands)
General and administrative	$11,737	$10,101	16%	$34,633	$32,958	5%
Headcount (at period end)	269	216	25%

General and administrative expense increased $1.6 million or 16% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and increased $1.7 million or 5% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Employee related expenses increased $1.3 million for the three months and $1.2 million for the nine months as a result of higher salaries and benefits costs resulting from a 25% increase in headcount to allow us to support the business, offset by a change in our annual incentive plan accrual. For the three months, other expenses to support the business increased $0.3 million. For the nine months, other expenses including software increased $1.6 million, offset by declines in contractor expenses of $0.9 million, stock-based compensation expenses of $0.8 million and an expense of $0.6 million to record a contingency from a prior period acquisition.

Amortization of Intangibles

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	% Change		2011	2010	% Change
			(In thousands)
Amortization of intangibles	$3,669	$4,029	(9%	)	$11,090	$12,149	(9%	)

Amortization of intangibles decreased $0.4 million or 9% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and $1.1 million or 9% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Intangibles are amortized over their expected life. Amortization expense on acquisitions completed prior to 2009 decreased as useful lives on certain intangibles were met. This was slightly offset by higher amortization expense on acquisitions completed since 2009.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	% Change		2011	2010	% Change
			(In thousands)
Interest income	$32	$43	(26%	)	$91	$113	(19%	)
Interest expense	(109)	(1,325)	(92%	)	(2,799)	(4,089)	(32%	)
Other income (expense), net	(33)	762	104%		109	141	23%

Interest and other income (expense), net	$(110)	$(520)	(79%	)	$(2,599)	$(3,835)	(32%	)

Interest income decreased 26% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and decreased 19% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to our transition to bank Earnings Credit Rate, which offsets bank fees with interest income resulting in lower interest income.

Interest expense decreased 92% to $0.1 million for the three months and decreased 32% for the nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010 due to a lower average debt balance. We paid all of our debt in full subsequent to our public offering in May 2011, and the remaining interest expense is related to capital lease obligations.

Other income (expense), net was less than ($0.1) million for the three months ended September 30, 2011, and approximately $0.1 million for the nine months ended September 30, 2011. The amounts in both 2011 and 2010 are mainly related to gains or losses on foreign exchange.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	% Change		2011	2010	% Change
			(In thousands)
Income tax expense	$910	$1,064	(14%	)	$2,490	$2,772	(10%	)

Income tax expense decreased $0.2 million for the three months and $0.3 million for the nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The provision for each period is primarily the result of increases in our deferred tax liabilities from the amortization of tax deductible goodwill.

The effective tax rate of (57.2)% for the nine months ended September 30, 2011 differs from the statutory rate primarily due to state taxes, foreign taxes, nondeductible stock option expenses, the increase in the deferred tax liability from the amortization of tax deductible goodwill, and the change in the valuation allowance.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Purchases of property and equipment	$(8,991)	$(11,186)
Software development costs	(13,898)	(12,169)
Depreciation and amortization	32,654	29,287
Change in operating assets and liabilities, net	27,871	22,217
Repayment of long-term obligations	(41,628)	(6,177)
Net proceeds from initial public offering	114,700	—
Net cash provided by operating activities	61,605	40,530
Net cash used in investing activities	(27,596)	(24,442)
Net cash provided by (used in) financing activities	73,924	(5,581)

As of September 30, 2011, we had cash and cash equivalents of $139.0 million and restricted cash of $5.0 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and money market accounts. Restricted cash consists of interest-bearing accounts used to fulfill the requirements of our debt agreement.

We have a $12.0 million line of credit to fund working capital under which we had no amounts drawn down as of September 30, 2011. This line of credit expires in August 2012.

We believe that our existing cash and cash equivalents together with cash flows from our operating activities and the net proceeds from our common stock offering in May 2011 will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the nine months ended September 30, 2011, operating activities provided $61.6 million in cash, taking into account a net loss of $6.8 million, plus $32.7 million in depreciation and amortization expense, $4.8 million in stock-based compensation, a $27.9 million net change in operating assets and liabilities and $3.0 million increase in other items. Net change in operating assets and liabilities included $35.5 million from an increase in registration fees payable resulting from an increase in registrations, $18.1 million from an increase in deferred revenue resulting from growth in the business, offset by a $27.6 million increase in accounts receivable, resulting from an increase in registrations and growth in the business, and $1.9 million from increases in other items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $27.6 million, resulting primarily from $13.9 million for capitalized software development costs, cash used of $9.0 million in capital expenditures, and $4.1 million of net cash paid for the acquisitions, including the acquisition of Fellowship Technologies, Inc. in February 2011 and other acquisitions made during the nine months ended September 30, 2011.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $73.9 million, resulting primarily from $114.7 million net proceeds from our initial public offering in May 2011, plus $3.1 million cash received from the exercise of stock options, offset by $41.6 million to repay long-term obligations, and $2.2 million for payments on capital lease obligations.

Off Balance Sheet Arrangements

As of September 30, 2011, we did not have any off balance sheet arrangements.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, acquisition-related notes payable, operating leases and purchase obligations. There have been no significant changes in our contractual obligations during the third quarter except as those discussed in Note 11 to our consolidated financial statements.

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

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $6.8 million for the nine months ended September 30, 2011, $27.3 million for the year ended December 31, 2010, $37.9 million for the year ended December 31, 2009 and $49.0 million for the year ended December 31, 2008. At September 30, 2011, we had an accumulated deficit of approximately $266.8 million. We plan to increase our operating expenses in the future as we continue to develop additional functionality and features for our applications, continue to transition our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. While we achieved net income for the three month period ended September 30, 2011, if our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve profitability on an annual basis or maintain profitability on a quarterly basis.

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

Acquisitions have been an important part of our growth to date. We have completed a significant number of acquisitions over the past few years. We intend to continue to seek to acquire and invest in businesses, applications and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technology platform, provide us with valuable customer contacts or otherwise offer growth opportunities.

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

In the past we have grown our business in part through improving the functionality and features of our existing applications and introducing new applications to our customers, such as fundraising, real-time event tracking and merchandising for activities and events. If we fail to continue to offer new applications that increase the number of participants who register online for our customers’ activities and events, and improve the ability of our customers to manage their activities and events, we may be unable to maintain the pricing of our applications. We cannot assure you that we will be able to timely and adequately develop additional functions and features or introduce new applications to satisfy the demands of our customers. Further, developing new technologies and applications entails significant technical and business risks. We cannot assure you that any new functions, features or applications will achieve the level of acceptance required for us to generate sufficient revenue to offset our development costs. If we do not continue to enhance and improve the functions and features of our existing applications and successfully introduce new applications, our ability to maintain the pricing of our applications and to attract and retain organizer customers will be harmed.

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

We acquired the state hunting and fishing business of Automated License System and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. We currently operate registration services for fishing and hunting licenses in 24 states, and provide registration and management services for campgrounds located in 33 states in the U.S. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly David Alberga, our Chairman of the Board and Chief Executive Officer, Matthew Landa, our President and Director, Scott Mendel, our Chief Financial Officer and Darko Dejanovic, our Chief Technology, Product and Innovation Officer. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with the members of our senior management or other key personnel. In addition, we do not maintain key-man insurance on these individuals. The loss of the services of any member of our senior management or other key employee for any reason would harm our business.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE and RESERVEAMERICA. As of September 30, 2011, we have been granted two patents by the United States Patent and Trademark Office and have two patent applications pending in the United States. Our patents expire in February 2019 and July 2021, respectively. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year following our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Although as of September 30, 2011, we have no material weaknesses in our internal controls, we have undertaken significant measures to improve the effectiveness of our internal controls in response to material weaknesses we have had in the past which have been remediated. These measures include strengthening our internal staffing and technical expertise in financial accounting and SEC reporting and developing robust review processes and procedures. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we or our independent auditors identify. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

In addition, under our credit facility, we are required to maintain a specified financial ratio. Our ability to meet this financial covenant can be affected by events beyond our control, and we may be unable to meet this test. In addition, our failure to maintain effective internal controls to measure compliance with this financial covenant could affect our ability to take corrective actions on a timely basis, and could result in our being in breach of this covenant. Our debt agreements provide that our breach or failure to satisfy certain covenants constitute an event of default. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under one or more of our debt agreements to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.

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

We calculate the size of our target market, customers groups and verticals within customer groups, based on data published by third parties and on assumptions that we have made based on that data. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe our market size information is generally reliable, such information is inherently imprecise. In addition, our projections, assumptions and estimates of future opportunities within our target market are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this risk factors section. If third-party data proves to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could harm our business. In the third quarter of 2011, we identified previously unreported registration data during the first and second quarters of 2011. As a result, we underreported the number of registrations for these prior periods. We identified that the underreporting resulted primarily from the prior lack of the reporting systems of two new state customers. The underreporting has no impact on our prior financial statements, nor do we believe the underreporting has a material adverse effect on our business.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

Our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially own approximately 49.3% of our outstanding common stock, including warrants and stock options exercisable within 60 days after September 30, 2011. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers or current beneficial holders of 10% or more of our outstanding common stock. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

A substantial majority of our total outstanding shares are currently restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. As of September 30, 2011, we had 54,259,369 shares of common stock outstanding. Of these shares, a substantial majority are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after May 24, 2011 which is the date we executed the underwriting agreement in connection with our initial public offering.

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

As a result of the offering, we received net proceeds of approximately $112.6 million, after deducting underwriting discounts and commissions of approximately $8.6 million and additional offering-related expenses, net of reimbursements, of approximately $2.1 million. We did not receive any proceeds from the sale of shares by the selling shareholders. No offering expenses were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through September 30, 2011, we have used the net proceeds of the offering for repayment of debt and general corporate purposes, including expenditures for financing our growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures. We invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Departure of Named Executive Officer

On November 14, 2011, we entered into a Transition Services Agreement with Jon Belmonte, one of our named executive officers, pursuant to which Mr. Belmonte will be stepping down from his position of Chief Media Officer. Mr. Belmonte has agreed to continue his employment with the company to assist in the transition process as a special corporate projects advisor through December 31, 2011 (the “Departure Date”). In consideration for his continued service through the Departure Date and his agreement to a general release and certain other standard terms and conditions, (i) the vesting of 71,041 of Mr. Belmonte’s outstanding options will fully accelerate on the Departure Date and (ii) all of Mr. Belmonte’s vested stock options as of the Departure Date will remain exercisable for a period of one year following the Departure Date. Mr. Belmonte also will be eligible to receive his 2011 annual incentive compensation bonus to which he would otherwise have been entitled had he remained employed by the company through the bonus payment date.

The foregoing description of the Transition Services Agreement is qualified in its entirety be reference to the full text of such agreement, a copy of which is attached as Exhibit 10.32 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Active Network, Inc.

Date: November 14, 2011	By:	/S/ DAVID ALBERGA
David Alberga
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.6L	Eleventh Amendment to Loan and Security Agreement, dated August 15, 2011, by and between Square 1 Bank and Registrant.

10.31#	Form of Performance Based Restricted Stock Unit Agreement under 2011 Equity Incentive Award Plan.

10.32#	Transition Services Agreement, dated November 14, 2011, by and between Jon Belmonte and Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of The Active Network, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.