Form 10-K
period 2011-12-31
ACTIVE NETWORK INC
filed 2012-03-16
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(858) 964-3800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2011 (based upon the closing sale price of such shares on the New York Stock Exchange on the last business day of the second quarter) was approximately $542,181,992. The registrant has no non-voting common stock. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2012, the registrant had 57,818,888 shares of Common Stock ($0.001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 23, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

The Active Network, Inc.

For the Fiscal Year Ended December 31, 2011

FORWARD-LOOKING STATEMENTS

Any statements in this Annual Report on Form 10-K concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition are not historical facts and may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “can,” “could,” “due,” “estimate,” “expect,” “intend,” “goal,” “may,” “objective,” “plan,” “potential,” “positioned,” “seek” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors,” including:

•	our history of significant operating losses;

•	our limited operating history, and new and unproven business model;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively manage our growth;

•	our ability to successfully manage our acquisitions and investments in businesses, applications and technologies;

•	our ability to compete successfully against current or future competitors;

•	our ability to successfully transition certain of our existing customers to ActiveWorks;

•	our ability to process, store and use personal data in a safe and secure manner;

•	our ability to comply with data privacy and use laws;

•	our ability to maintain our relationships with credit card payment processors and associations;

•	our ability to limit interruptions in service and damage to our technology systems;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to continue to enhance and improve the functionality and features of our ActiveWorks technology platform;

•	our ability to react to the impact of worldwide economic conditions, including the resulting effect on organizers and participants;

•	our ability to protect our intellectual property, including our proprietary ActiveWorks technology platform;

•	our ability to comply with changes in government regulation affecting our business; and

•	other risk factors included under “Risk Factors” in this prospectus.

Because the factors referred to above could cause our actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after such date to reflect the occurrence of unanticipated events. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are the leading provider of organization-based cloud computing applications serving a wide range of customer groups including business solutions, community activities, outdoors and sports. We provide applications that form an online network connecting a fragmented and diverse group of activity and event organizers with a large base of potential participants. Our proprietary technology platform transforms the way organizers manage their activities and events by automating online registrations and streamlining other critical management functions, while also driving consumer participation to their events.

We power a broad range of activities, such as reserving a campsite or tee time, signing up for a marathon or sports league, purchasing a fishing or hunting license, or participating in a community event or corporate conference. From the introduction of our platform in 1999, we have experienced significant growth and now have over 51,300 customer organizations and drive over 80 million annual consumer registrations. Based on the results of a 2010 online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households. Our proprietary technology platform, ActiveWorks, provides cloud computing applications that reduce the cost and complexity of managing, organizing and promoting these activities and events.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium sized businesses, educational institutions, government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the year ended on December 31, 2011, we generated revenue of $337.4 million, as compared to $279.6 million in the year ended on December 31, 2010, an increase of 21%. In May 2011, we completed an initial public offering (“IPO”) of our common stock in which we sold and issued 12,650,000 shares of common stock, of which 4,427,778 were sold by selling stockholders, at an issue price of $15.00 per share, resulting in proceeds, net of underwriting discounts and offering expenses, of approximately $112.6 million to us.

Industry Overview

Organizations of all sizes need to inform, engage and support their respective participants, which include attendees, members, registrants and other constituents. We believe activity and event registration and administration is a broad and large market with more than 800,000 potential customers in North America within our four primary customer groups of sports, community activities, outdoors and business solutions. According to a 2010 study we commissioned through Survey.com, 73% of the U.S. households surveyed paid to take part in a recreational or community activity last year. Based on the results of this survey and our internal analysis, we believe that our target market encompasses more than 1.8 billion total registrations annually in the United States, representing more than $110 billion in registration spending. We have the opportunity to receive a fraction of each registration fee by providing the applications that our platform offers to help organize and manage activities and events. Furthermore, we believe the market opportunity outside the United States is greater than our domestic market opportunity.

The traditional methods for managing activities and events generally share the following challenges:

Difficulty organizing event information. Historically, activities and events have been organized and registrations tracked by using a combination of paper-based systems, basic desktop applications and spreadsheets. Participants register for events by phone, mail or walk-up registration, which is often costly and inefficient for both organizers and participants. This manual approach to event registration can be haphazard, time-consuming and lack sufficient process controls. Mistakes due to incorrect data entry of participant information often lead to incomplete or lost registration forms. These frequent errors add incremental costs for organizers, delay registration for participants and cause problems on-site at the activity or event.

High fixed cost structure. The profitability of an activity or event is tied directly to the number of participants who register. Similar to airline seats and hotel rooms, unfilled spots in activities and events represent a significant lost opportunity for incremental high margin revenue and can often be the difference between profits or losses.

Lack of ongoing communication post-registration. Traditionally, organizers have maintained limited dialogue with participants after registration. Since organizers lack ongoing support, participants have a difficult time tracking the status of their registration and receiving any updates about the activity or event in a timely manner. Additionally, participants have challenges in finding and reaching each other. Participants have a natural desire to form communities based on shared interests and goals. We believe interaction between participants drives increased engagement and participant satisfaction, resulting in increased retention and incremental revenue for organizers.

Ineffective targeting of event participants. Organizers have difficulty reaching participants due to the lack of effective geo-targeting of traditional marketing methods and disparate online properties for local activities and events. This limited ability to create and maintain ongoing relationships with consumers leads to higher participant acquisition costs and lower recurring, predictable revenue from repeat customers.

Limited resources to automate systems. Building a fully functional management system is a costly endeavor. Most organizers cannot afford to make the investment nor do they have the necessary technical resources to develop applications sufficient to run their businesses effectively. When organizers do attempt to automate registration and administration themselves, building and maintaining an internal system often becomes technologically challenging, time intensive and cost prohibitive.

Our Solution

ActiveWorks, our organization-based cloud computing platform, transforms the way organizers record, track, manage and share information regarding activities and events. We offer applications that allow our customers to reduce cost, attract new participants and focus resources on enhancing the quality of their events. ActiveWorks allows organizers to leverage our large-scale, common infrastructure to manage their activities and events more effectively. Additionally, we have created a number of mobile applications to enhance functionality and access to our solutions.

Our applications provide the following benefits to organizers:

Create operational efficiencies by automating registration and administration. Our applications reduce costs by automating processes such as activity and event registration, facility reservation, roster management, results publishing, membership management and operational reporting. The data generated and managed by our applications is presented in an easy-to-use manner and eliminates a significant amount of manual data entry.

Manage participant and activity information. ActiveWorks centralizes a comprehensive data set of participant information for each customer. We also provide a user-friendly interface to easily track, manage and enhance the ongoing relationship between participants and activity organizers.

Communicate real-time with event participants. We enable organizers to engage participants through websites and email. This empowers our customers to seamlessly and efficiently inform, motivate and support participants, thereby building greater affinity for their organizations. Additionally, the organizer is able to notify participants of future events that may interest the participant, improving future event exposure and participation.

Provide access to efficient marketing channels. Our integrated platform allows organizers to reach a targeted group of new potential participants through a variety of resources to provide greater exposure for their activities and events.

Our applications provide the following benefits to participants:

Foster discovery through our comprehensive directory. Our websites deliver content based on a participant’s interests, while facilitating discovery of new relevant and targeted activities. Our directory provides access to a broad database of events, classes, leagues, tournaments, organizations, facilities as well as a wide range of other activities. Our applications are designed to enable our participants to engage in their favorite activities through seamless, secure, real-time registration.

Support participation. Throughout our offerings, participants can find resources and like-minded individuals to support every step of their journey. We offer free and premium access to training plans, articles, videos, discounts and experts through our websites, mobile applications and other social media channels. Our community members are passionate about their interests and together they provide a real-time support network which encourages and enables participation at every level.

Our Strengths

Our applications are designed to reach many aspects of a consumer’s lifestyle from community activities and sports to business solutions and the outdoors. Given this breadth, we believe the following strengths provide us with a competitive advantage within this large and growing market:

Leader in a large and fragmented market. We believe we have the largest customer base in our industry, including over 51,300 customers and more than 80 million annual registrations. The scale and breadth of our platform enables us to provide the full automation capabilities required to serve a diverse set of activities for numerous organizations. Our offerings result from years of experience and participant feedback and include specialized features and support, which are difficult to replicate. Our large installed base of customers drives awareness of our services and provides us with a significant advantage in marketing our cloud computing applications to new customers.

Proprietary technology platform. Our cloud computing platform allows us to efficiently develop and deliver vertical specialization and feature-rich applications for customers of all sizes. We have made significant investments in our ActiveWorks platform, a secure, reliable and flexible technology infrastructure that can be easily modified to meet the unique needs of organizers and participants. We have approximately 1,100 technology and research and development personnel in the United States, Canada and China working on the development and delivery of our solutions. Our applications are tightly integrated within our organizations’ operations and deliver significant cost savings and operational efficiencies.

Dedicated and highly engaged consumers. We provide relevant and vertical-specific directories, content and tools that engage participants and form enthusiastic and dedicated online communities. These participants generate over 1.1 billion page views annually on our websites.

High degree of predictable and recurring revenue. We have long-term, exclusive contracts with many of our customers. We also have a successful track record of renewing a high percentage of these contracts for multiple successive terms. As a result, a significant percentage of our revenue is predictable and recurring. We believe our high customer retention is due to our ability to both lower costs and drive incremental revenue for our customers, delivering a significant and quantifiable return on investment for our applications.

Powerful network effect. Our highly complementary organization and participant offerings drive multiple revenue opportunities. The continued growth of our customers results in more participants visiting our online communities. This growing audience creates a powerful network effect where our platform becomes increasingly valuable to both our organizers and participants, driving more registrations to our customer’s activities while simultaneously offering participants additional relevant activities from which to choose. In addition, growth in our participant audience attracts incremental customers who view our online resources as an effective medium for marketing their activities and events to a targeted demographic of participants.

Alignment with our customers’ interests. Our business is uniquely aligned with the interests of our customers. Like our customers, the success of our business is directly dependent on maximizing the number of participants who register for activities and events.

Economies of scale. We have achieved a level of scale in our business that provides operational and technological competitive advantages. For example, we are able to leverage our significant investment in cloud infrastructure to provide high levels of service and reliability, while maintaining a low unit cost structure. We also apply our solutions experience accumulated through interactions with tens of thousands of organizations to design and develop features that can easily be configured for multiple types of customers, thus allowing us to spread our development costs across a much wider market opportunity than our competitors.

Growth Strategy

To extend our leadership position in the activities and events market, we intend to:

Grow the number of customers we serve. We will continue to promote the migration of organizations towards online management of activities and events, and in doing so, grow our customer base. In recent years, we increased our sales and marketing personnel and plan to further increase our sales and marketing personnel in the future. We believe the low penetration of cloud computing applications in our markets provides a large potential customer base for our platform.

Increase our online registration conversion rates. We plan to increase participant usage of online registration services by training our customers in the execution of conversion techniques. We have developed and refined these techniques over the past 12 years through our experience working with tens of thousands of organizations. We also plan to continue providing our customers with an array of tools aimed at promoting online registration. Further, we intend to continue expanding our customers’ ability to reach participants online through our websites and by leveraging emerging and alternative online channels, including complementary social media platforms and mobile applications.

Deepen our relationship with existing customers. We are dedicated to developing comprehensive, vertical-specific applications and features that increase the value of our platform to our customers. We proactively review customer needs, usage trends and online penetration to identify opportunities where additional applications, services and targeted marketing programs would assist our customers in meeting their goals. We enable our customers to access a targeted consumer base through our marketing services.

Pursue strategic acquisitions. The competitive landscape in our core markets remains highly fragmented with many sub-scale players focusing on a small fraction of our addressable market. We intend to pursue acquisitions to strengthen our market position, broaden our organization base, enhance our capabilities and add new applications to our platform.

Expand internationally. We intend to commit additional resources to markets outside of North America. Our international sales have increased every year since we began selling our services internationally. We believe this opportunity is larger than our domestic market, and that we are well positioned to take advantage of this opportunity as our model is readily transferable to new markets.

Our Platform

ActiveWorks creates operational efficiencies, delivers business insights and streamlines marketing efforts for our customers. At its core, ActiveWorks is a robust back-office system that pulls together many of our customers’ participant management, operational reporting, volunteer management, service and payment processing functions into one easy-to-use hosted system. ActiveWorks provides a comprehensive view of the business and provides real-time business insights through live reporting and historical comparisons. We believe the efficiencies gained allow our organizers to spend more time focusing on what is most important to their businesses: successful activities and events.

ActiveWorks is designed to support existing marketing tactics and amplify those efforts through our expansive web, mobile and social reach. Our communities offer an attractive audience for client-marketing programs and our range of free and paid promotional services are designed to fit a broad spectrum of our customer population.

We plan to increase our operating expenses in the future as we continue to develop additional functionality and features for our applications, continue to transition our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities.

Organizer Offerings
Market	Register	Operate	Analyze
Email Marketing & Tracking Event Syndication Email Advertising Websites Social Media	Online Registration Reservations & Ticketing Payment Processing Donations & Fundraising Point of Sale Merchandise	Event & Activity Management Facility & Resource Management Operational Reporting Participant Management Membership Management Call Center Services Volunteer & Staff Management	Reporting Analytics Customer Loyalty Pricing Optimization Surveys

Our technology applications, media solutions and online communities provide a comprehensive search experience that connects participants with the things they love, want and need to do. Our offerings are designed to reduce the barriers to participation by enabling and supporting a consumer through each stage of The Active Journey: Find & Register, Share & Prepare and Participate & Commemorate. During the first stage, visitors find engaging activities through dynamic, market-specific search interfaces and leverage social components to share their interests and invite friends. Once an individual has committed to participate, that individual can register online through our proprietary, secure payment processing system.

After a visitor has established their commitment to participate in an activity, our products serve as a resource and tool to help them “Share & Prepare” to ensure they are ready to get the most out of their activity. Through a mix of free and paid offerings, visitors can find articles, videos, experts and discounts on tools and gear. Most importantly, visitors can find a network of active participants looking to support like-minded individuals in their pursuits. Our portfolio of consumer offerings support an individual up through the point of participation. Most importantly, we provide a platform to celebrate their accomplishments and a conduit to commit to the next endeavor.

Participant Offerings
Find & Register	Share & Prepare	Participate & Commemorate
Featured Listings	Articles	Results
Search	Videos	Photo Sharing
Directory	Tell a Friend	Social Media
Aggregations	Experts	Ambassadors
Best of Active.com	How-To Guides	Free Product Samples
Targeted Recommendations	Social Sharing	Community

Customers

We work with organizations of all sizes. We currently have over 51,300 sports, community activities, outdoors and business solutions customers and we received technology fees from more than 80 million registrations in 2011. Based on the results of an online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households.

In 2011, none of our customers accounted for more than five percent of our total revenue. Our technology customers can be categorized in the following four groups and can be further broken down into the verticals listed in the table below:

Sports	Community Activities	Outdoors	Business Solutions
Endurance Events	Parks & Recreation Departments	State Campgrounds	Conferences
Leagues & Teams	Schools & Districts	National Parks	Conventions
Golf Courses	City & County Governments	Fishing Licenses	Association Gatherings
Clubs	Camps & Retreats	Hunting Permits	Meetings & Seminars
Tournaments	Faith-Based Organizations	Marinas	Trade Shows & Expos
Resorts

We currently rely on agreements with large payment processing organizations in order to provide certain services to our customers. We do not believe our business is substantially dependent on these organizations because we believe we can replace the services provided by these payment processors with alternate providers.

Sales and Marketing

Our sales and marketing efforts are focused on the following primary goals: increase the number of organization customers, increase revenue from existing accounts and increase consumer traffic to our online properties. We deploy our sales force first by customer group and then by geography.

Increase the number of customers. We have dedicated account executives focused on creating and leveraging strategic relationships to drive sales to large enterprises. Account executives also work directly with prospective customers to increase awareness of the value of our applications and services. A significant amount of our sales are generated through referrals or through our marketing efforts. We employ an inbound sales staff to convert these leads to sales. As our products become more intuitive and thus easy-to-use, more organizations are becoming capable of directly using our services without the need for interactions with our sales personnel. Our strategy is to make this “self set-up” process a larger part of our sales and marketing efforts, particularly with respect to small and medium sized customers.

Increase revenue from existing customers. We have dedicated account management personnel focused on maximizing client retention, online registration penetration and utilization of our applications and services. We work with our customers to maximize the value of our platform, which includes training in conversion techniques to drive participants to register online for their activities and events.

Increase consumer traffic to our online properties. We use a variety of consumer acquisition strategies to maximize participation in our online communities. These include proprietary customer relationships, strategic partnerships, social media initiatives and email marketing campaigns.

We consider North America our primary market. As part of our growth strategy, we are expanding globally. We focus our global sales effort on winning large, strategic customers to gain exposure in new geographies. We plan to increase our direct sales force and build partnerships to support international expansion and gain local credibility.

Professional Services

We provide consulting and implementation services to certain customers to facilitate the adoption of our cloud computing applications. Consulting services consist primarily of business mapping, project management services and guidance on best practices in using our services. Implementation services include system set-up and configuration, data conversion as well as developing customized training and education programs relating to both the use and administration of our services.

Customer Support

We believe that superior customer support is integral to retaining and expanding our customer base. Our support group handles inquiries from both organizers and participants. We answer email and phone requests regarding activity and event registration and confirmation, payments and event details for our organizations’ registrants. We have invested in an advanced communications system that allows us to manage and track the number of incoming calls and emails, enabling us to accurately forecast our customer support personnel needs.

Our technical support staff trains our customers on effective methods for increasing registrations, and offers training on our application services, including data management and technical support. Our technical support group helps organizers promote their activities and events using online marketing and communication tools. The technical support staff also helps organizers download reports and set up new events in the system as needed. We have a comprehensive technical support program to assist our customers in the use of our applications, and we continue to explore ways to deliver efficient problem resolution and feedback channels.

Additionally, we provide call centers for certain customers such as state hunting and fishing departments who contractually require call centers. We continue to work on maintaining and improving the overall quality and level of customer service and support we provide our customers and participants. As such, we focus on reducing registration and customer support calls by providing self-service features on our website, such as the ability to register for events and report problems. We are exploring new avenues to deliver efficient and intuitive online registrations, problem resolution and feedback channels. As our consumer-facing cloud computing applications become increasingly intuitive, we expect the percentage of registrations conducted online will grow.

Technology

We introduced our first service, a registration system and online community for organizers and participants of running events, in 1999.

Over the last five years, one of our key corporate strategies has been to develop a robust technology platform that augments our initial registration system, moving us into a number of new markets and adding a significant amount of new functionality. In that effort, we are currently devoting significant resources to both developing our highly scalable and flexible ActiveWorks platform and maintaining a number of vertical-specific legacy systems. As legacy systems are transitioned to ActiveWorks, we will end any further development on those products and retire the applications.

Furthermore, as part of our strategy to strengthen our position as the leading provider of organization-based cloud computing applications, we built our offering on a service-oriented architecture. By implementing this as a Platform as a Service (PaaS), our investment in ActiveWorks allows us to build vertical-specific applications that capitalize on our library of core services. Likewise, ActiveWorks allows us to acquire and integrate high-quality applications directly into our platform. This serves the purpose of creating barriers to entry around our existing customer groups and allows us to scale into new verticals and customers more quickly and at a lower cost.

Because our cloud applications function like traditional Software as a Service (SaaS) platform, we quickly and efficiently deliver high quality and comprehensive solutions via the Internet. As a cloud provider, we do not need to develop our software for different hardware, operating systems or database application platforms, and access to our application services is delivered over the Internet to any connected device. The entire platform is built and developed utilizing industry accepted security guidelines to enable compliance with the industry’s stringent requirements.

We designed our system to be easy-to-use, secure and user-configurable with open standards for fast integration. Our solution is a highly-scalable, multi-tenant, technology-agnostic platform. This enables us to spread the cost of service delivery across a large customer base. Moreover, all of our core development work can be utilized to deliver new functionality for use by our customers as a whole or on an as-desired basis.

We also offer additional capabilities that enable participants to register for activities and events, buy memberships, purchase goods and services, and make donations. This allows organizers to focus fully on the organization of the event. ActiveWorks was designed so that credit card transactions are processed securely through payment card industry compliant architecture with automatic failover through redundant paths, and to separate payment processors that have multiple layers of redundancy for fault tolerance. We believe these layers of redundancy offer high levels of reliability for large-scale online registration.

Our primary production infrastructure is hosted within industry compliant datacenters on the East Coast and West Coast within the United States, as well as facilities in Canada and Europe. These centers are configured to utilize technologies that provide fast delivery of infrastructure services to the platform. All our primary datacenters rank as Tier 3 or higher, and are monitored in real-time by enterprise monitoring tools that are utilized by our 24x7 network operation centers located both within and outside of the United States. These facilities serve as backups for each other and have all the current technology to support near real-time replication, data security, storage and recovery strategies.

Our ongoing research and development efforts are focused on enhancing the features, functionality and security of our existing service offerings. We are also developing new proprietary offerings in an expanding number of verticals and transitioning acquired technology to our platform. We have extensive technology capabilities, with approximately 1,100 technology and research and development personnel located in the United States, Canada and China working on the development and delivery of our services.

Competition

The market for technology applications for activity and event organizers is fragmented and rapidly evolving. As a result of the functionality and features of our technology platform and the breadth of our coverage of activities and events, we do not believe any single company competes with our current applications or business model across our four customer groups. Our primary competition comes from traditional “pen-and-paper” processing methods, which activity and event organizers are accustomed to using, spreadsheet software, basic desktop applications and registration by phone, mail or walk-up. Additional sources of competition include:

•	Applications custom developed for an activity or event by the technical staff of an organizer or by an outside custom service provider;

•

Companies that offer generalized business software that has features or functionality that organizers can use to help register participants and/or manage the other important aspects of activities, such as content or contact management software programs, e-commerce solutions, enterprise resource planning software and other services having separate software modules; and

•	Companies that offer integrated software applications in one or a limited number of markets within the activities and events industry.

It is often difficult to displace a competitor or a competitive solution once selected and used by an activity or event organizer. We expect to encounter new and evolving competition as the market becomes aware of the advantages of cloud computing applications for the activities and events industry. In addition, we expect our competition will include larger, better capitalized companies with greater operational, strategic, financial, personnel and other resources to be able to enter our markets and attempt to compete with us. Competitors and potential competitors may enter into business combinations or alliances that strengthen their competitive positions.

Intellectual Property

Our intellectual property is important to our business. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technological measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of December 31, 2011, we have been granted five patents by the United States Patent and Trademark Office and have six patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, because of the relatively high cost we would experience in registering all of our copyrights, we generally rely on common-law copyright laws in the United States and in other jurisdictions to protect our copyrights.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. Many of these laws and regulations are still evolving and could be interpreted in ways that could impose additional compliance burdens on us or otherwise adversely affect our business.

As a business that deals with transactions involving credit card and other forms of electronic, non-cash payment methods, we are subject to various payment card and banking industry laws and regulations. In addition, in the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state and foreign laws regarding privacy and protection of customer and user data. We post on our website our privacy policy and user agreement, which describe our practices concerning the use, transmission and disclosure of user data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect user privacy and data could result in a loss of customer and user confidence in our services, which could adversely affect our business.

In the United States and abroad, laws relating to the liability of providers of online services for activities of their customers, users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the advertisements posted, or the content provided by customers or users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their customers, users or other third parties could harm our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Our Employees, Values and Company Culture

Many of our employees came to us directly from, and are still active within, the customer verticals we target. They bring us energy, passion and valuable knowledge regarding our customers’ needs. Assembling a talented team to address the challenges of powering the world’s activities and connecting people with the things they love, want and need to do is critical to our success. We believe we have created an industry-leading team, and will continue to hire and retain the best players to accomplish our mission.

As of December 31, 2011, we had 2,669 full-time employees and 248 part-time employees and independent contractors. We typically engage more than 250 temporary employees and independent contractors during the first, second and third fiscal quarters to address seasonal peaks in registrations for our customers’ activities and events. We believe that relations with our employees, temporary employees and independent contractors are good.

Our culture reflects our values, norms and inner workings as a company. It comes to life not only within the walls of our offices but externally through interactions within our communities. Our employees have not only shaped this culture, but helped us to define it. We identify our culture with the following:

Inspired by our Customers. We believe in the value our customers provide to the world. It is truly inspiring to see the impact our customers have on their communities and we want to help them make an even greater difference. This makes our focus on customer improvement a constant.

Fueled by Challenge. We are solutions-oriented and thrive on challenges. We are conditioned to step up to challenges we set.

Champions of Respect. Recognize a job well done. Get involved. Provide constructive feedback. Listen to opposing viewpoints. These are the simple principles that add up to an environment in which respect is key and our employees can thrive.

Focused on Results. We set goals, measure results, and optimize our approach. Responsibility and accountability rule. Working smarter helps us meet our goals to grow and scale, and to do more with less.

Our culture is built upon the foundation of our values and are the principles by which we manage our day-to-day business and facilitate decision making. Our core values are: Commitment, Drive, Openness, Team and Fun. We believe that we are making a difference in the world. We strive to work together and to treat each other with respect. We encourage each other to defend our beliefs. We are dedicated to connecting ourselves and others with the things we love, want and need to do. Our employees created ActiveX, a company-wide program focused on exercise and wellness to further this mission. We sponsor company hackathons and innovation awards. Outsiders tell us there is a refreshing passion that radiates from our employees. As a company, we believe our ultimate advantage is our people.

Corporate Information

We were originally incorporated in California in October 1998 as Racegate.com, Inc. and became a Delaware corporation through a stock exchange agreement in July 1999. In May 2001, we changed our name to The Active Network, Inc. Our principal executive offices are located at 10182 Telesis Court, Suite 100, San Diego, California. Our corporate website address is www.activenetwork.com, and our primary participant website is www.active.com. Information contained on our websites is not a part of this prospectus and the inclusion of our website addresses in this prospectus is an inactive textual reference only.

Available Information

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available on our website (www.activenetwork.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at www.activenetwork.com. None of the information contained on our website is part of this report or incorporated in this report by reference.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related To Our Business

We have a history of significant net losses, and we may not be able to achieve or maintain consistent profitability on an annual basis.

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $15.3 million for the year ended December 31, 2011, $27.3 million for the year ended December 31, 2010 and $37.9 million for the year ended December 31, 2009. At December 31, 2011, we had an accumulated deficit of approximately $275.3 million. We plan to increase our operating expenses in the future as we continue to develop additional functionality and features for our applications, continue to transition our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. If our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve or maintain consistent profitability.

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

Our revenue has grown rapidly over the past few years, increasing to $337.4 million in 2011 from $279.6 million in 2010 and $242.9 million in 2009, representing a compound annual growth rate over this period of 17.9%. We may not be able to sustain this level of growth in future periods, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Further, a portion of our revenue growth in 2011 resulted from acquisitions. We may not complete acquisitions in the future that increase our revenue at the same rate as in prior periods. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete the acquisitions we do identify. If we are unable to maintain an adequate rate of growth, our business will be adversely affected and we may not achieve or maintain profitability.

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

•

companies that offer generalized functional software that have features and functionality that organizers can use to register participants and manage their activities, such as content or contact management software programs, e-commerce solutions, enterprise resource planning software and other products having separate software modules; and

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

We have made a significant investment in developing ActiveWorks, and a large number of our customers are currently being served by our ActiveWorks architecture at varying levels of integration. We are in the process of transitioning to ActiveWorks certain customers who continue to use both our internally developed systems and acquired legacy systems. We are developing the additional features required to complete this transition. In addition, as part of our growth strategy, we expect to continue to inherit legacy systems. We will evaluate these systems to determine, based on their sophistication and compatibility, whether to integrate them into ActiveWorks or to migrate the customers using them to ActiveWorks. This process is time consuming and requires the investment of significant technical and human resources. During this process, we will continue to incur the costs and face the risks and difficulties associated with maintaining multiple legacy systems. During that transition period, we may also experience service interruptions, system failures and security breaches due to the shortcomings of certain of the legacy systems. Further, as we transition legacy systems to ActiveWorks, we may discontinue certain brands associated with those legacy systems and we may encounter resistance from customers who have affinity for these brands. If we fail to complete the transition to ActiveWorks in a cost-effective and timely manner and without service interruptions, system failures, security breaches or resistance from customers, our business may be harmed.

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

Our technology systems rely on computer hardware and communications systems located either in our facilities or at third-party facilities, including our main web-hosting facilities in Las Vegas, Nevada, Ashburn, Virginia and Toronto, Ontario. We do not control the operation of the third-party facilities and must rely on third parties to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Our web-hosting technology systems located at our facilities and at third-party facilities are vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar unforeseen events. Despite any precautions we may take, the occurrence of a natural disaster or other unexpected problems at one of our facilities or the facilities operated by third parties who house our equipment could result in lengthy interruptions in our services.

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

Many individuals are using devices other than personal computers to access the Internet. If users of these devices do not widely adopt solutions we develop for these devices, our business could be adversely affected.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. If we are unable to develop mobile solutions to meet the needs of our users, our business could suffer. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

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

We acquired the state hunting and fishing business of Automated License Systems and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. As of December 31, 2011, we operated registration services for fishing and hunting licenses in 25 states or provinces in North America, and provided registration and management services for campgrounds located in 33 states or provinces in North America. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

We may be unsuccessful in expanding our operations outside of North America, which could negatively impact our growth strategy, revenue and future growth.

Our headquarters are located in the United States. To date, we have operated primarily in North America. Expansion outside of North America is an important aspect of our future growth strategy. Our ability to expand outside of North America involves various risks and difficulties, including:

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

Promoting and maintaining our brands is critical to our efforts to attract and retain our organizer customers and to increase the number of participants who use our applications. We also believe brand recognition is critical to allow us to effectively compete against the growing number of Internet sites and relatively low initial barriers to entry in certain of our markets. If we are unable to establish and maintain our brands, including THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE, as leaders for online registration and management applications in the activities and events market, our business and prospects would be materially and adversely affected.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of December 31, 2011, we have been granted five patents by the United States Patent and Trademark Office and have six patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404 is expected to be in connection with our financial statements for the fiscal year ending December 31, 2012. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission or SEC, is disclosed accurately and is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. We are in the middle of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Although as of December 31, 2011, we have no material weaknesses in our internal controls, we have undertaken significant measures to improve the effectiveness of our internal controls in response to material weaknesses we have had in the past which have been remediated. These measures include strengthening our internal staffing and technical expertise in financial accounting and SEC reporting and developing robust review processes and procedures. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we or our independent auditors identify. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

As of December 31, 2011, we had federal tax net operating loss carry forwards of approximately $146.6 million which will begin to expire between 2019 and 2031 and state tax net operating loss carry forwards of approximately $105.6 million which begin to expire between 2012 and 2031. If we do not maintain sufficient profitability prior to the expiration of these net operating loss carry forwards, then we will not be able to fully use such tax attributes to our benefit. Additional limitations on the annual use of these net operating loss carry forwards may also apply due to subsequent issuances of our stock.

Covenants in our Credit Agreement may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition and liquidity could be adversely affected.

In December 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders from time to time a party thereto. We must comply with various covenants under our Credit Agreement that limit our ability to, among other things:

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

In addition, under our Credit Agreement, we are required to maintain specified financial ratios. Our ability to meet these financial covenants can be affected by events beyond our control, and we may be unable to meet these tests. In addition, our failure to maintain effective internal controls to measure compliance with these financial covenants could affect our ability to take corrective actions on a timely basis, and could result in us being in breach of this covenant. Our Credit Agreement provides that our breach or failure to satisfy certain covenants constitute an event of default. Upon the occurrence of an event of default, the lenders could elect to terminate any commitment under our Credit Agreement and declare all amounts outstanding to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected. In addition, termination of our Credit Agreement could also adversely impact our liquidity.

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

We calculate the size of our target market, customers groups and verticals within customer groups, based on data published by third parties and on assumptions that we have made based on that data. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe our market size information is generally reliable, such information is inherently imprecise. In addition, our projections, assumptions and estimates of future opportunities within our target market are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this risk factors section. If third-party data proves to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could harm our business. In the third quarter of 2011, we identified previously unreported registration data during the first and second quarters of 2011. As a result, we underreported the number of registrations for these prior periods. We identified that the underreporting resulted primarily from the prior lack of the reporting systems of two new state customers. The underreporting had no impact on our prior financial statements, nor do we believe the underreporting had a material adverse effect on our business.

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

Any new rules and regulations may increase the cost for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our Board committees.

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

As of December 31, 2011, our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially owned approximately 37% of our outstanding common stock, including restricted stock units awards vested and stock options exercisable within 60 days after December 31, 2011. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers or current beneficial holders of 10% or more of our outstanding common stock except with respect to an agreement between Scott Schultz, one of our directors, and the United States Tennis Association, pursuant to which the United States Tennis Association receives the pecuniary benefit upon exercise of any options granted to Mr. Schultz. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

A large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future, and the perception that these sales could occur may also depress the market price of our common stock. From time to time, we may raise additional capital through issuances of equity or convertible debt securities, or issue additional equity for future acquisitions and may be required to register these securities with the SEC. For example, we are currently in the process of registering shares of common stock which we issued as consideration for our acquisition of StarCite. Beginning on the effective date of the registration statement, 1,050,000 shares of common stock will be available for immediate resale in the open market. Sales of our common stock pursuant to registration rights could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

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

Our existing sources of cash and cash flows may not be sufficient to fund all of our activities. On December 30, 2011, we used approximately $40 million of cash (including certain deductions and holdbacks) to fund our acquisition of StarCite. While we believe we have sufficient capital available through our credit facility and ongoing revenue to conduct our plan of business for at least the next 12 months, we may need to raise additional funds following such time, and such funds may not be available on reasonable terms, or at all. Further, if we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our applications, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

If we issue additional shares of common stock to raise capital or for future acquisition purposes, it may have a dilutive effect on your investment.

If we raise additional capital through further issuances of equity or convertible debt securities, or issue additional equity for future acquisitions, our existing stockholders could suffer significant dilution in their percentage ownership of us. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

A further tightening of the credit markets may have an adverse effect on our ability to obtain short-term debt financing.

The recent deterioration of the global economy threatens to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our access to short-term debt and the terms and cost of that debt. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs which may have an adverse effect on our business, operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 10182 Telesis Court, Suite 100, San Diego, California. This leased facility is 101,446 square feet and currently houses our headquarters. The lease for our San Diego facility expires on October 31, 2017. Our other material facilities are located in Frostburg, Maryland; Burnaby, Canada; Nashville, Tennessee; Irving, Texas and Philadelphia, Pennsylvania. We undertake development, sales and warehouse activities in these facilities. Our main web-hosting facilities are located in Las Vegas, Nevada, Ashburn, Virginia and Toronto, Ontario. We believe that our facilities are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

ITEM 3. LEGAL PROCEEDINGS

We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions. They include, for example, commercial, intellectual property and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we currently have accrued an immaterial amount in our financial statements for contingent liabilities associated with these legal actions and claims. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed our current accruals, and it is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE under the symbol “ACTV” since May 25, 2011. Prior to that date, there was no public trading market for our common stock. Our initial public offering (“IPO”) was priced at $15.00 per share on May 24, 2011. The following table sets forth for the periods indicated the high and low prices per share of our common stock as reported on the NYSE:

	2011
Quarter	Low	High
Second Quarter (beginning May 25, 2011)	$14.75	$19.89
Third Quarter	$13.02	$19.99
Fourth Quarter	$12.30	$16.38

Registered Shareholders

On March 7, 2012, the closing sales price of our common stock on the NYSE was $15.87 and there were approximately 341 registered holders of record as of that date. This approximate number excludes an indeterminable number of stockholders whose shares are held in street or “nominee” name.

Dividends

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our earnings, if any, and cash to fund working capital and for general corporate purposes and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations and capital requirements.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between May 25, 2011 (the date of our IPO) and December 31, 2011, with the cumulative total return of the (i) the NASDAQ Composite Index and (ii) the NASDAQ-100 Technology Sector Index. This graph assumes the investment of $100 on May 25, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index, and assumes the reinvestment of dividends. No cash dividends have been declared or paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

	May 25, 2011	May 31, 2011	June 30, 2011	July 31, 2011	August 31, 2011	September 31, 2011	October 31, 2011	November 30, 2011	December 31, 2011
Active Network Inc.	100.00	115.41	110.69	114.15	101.76	92.77	84.53	79.75	85.53
NASDAQ Composite	100.00	98.59	96.48	95.77	89.60	83.84	93.15	91.11	90.71
NASDAQ 100 Technology Sector	100.00	97.87	94.90	97.90	92.66	89.58	100.18	97.63	96.84

Unregistered Sales of Equity Securities

On December 30, 2011, pursuant to the Agreement and Plan of Merger by and among Active, Active Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), StarCite, Inc., a Delaware corporation (“StarCite”), and Internet Capital Group Operations, Inc., a Delaware corporation, in its capacity as the securityholders’ agent, (the “Merger Agreement), Merger Sub merged with and into StarCite, with StarCite continuing as the surviving entity and our wholly-owned subsidiary (the “Merger”). In connection with the Merger, the holders of all outstanding shares of StarCite preferred stock, StarCite common stock and warrants to purchase shares of StarCite preferred stock and common stock (collectively, the “StarCite Security Holders”) received an aggregate of $40.0 million in cash, including an aggregate of approximately $6.6 million used for outstanding debt and transaction expenses of StarCite, and 1,350,000 shares of our common stock, which includes 300,000 shares of common stock placed into an escrow fund to satisfy any indemnification claims made by us pursuant to the terms of our merger agreement with StarCite. The merger consideration is subject to adjustment based on a final determination of working capital and is subject to certain limited holdbacks. The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In addition, pursuant to the terms of the Merger Agreement, we agreed to file with the SEC a registration statement with respect to the resale by the holders thereof of shares of our common stock issued or issuable by us as consideration in the Merger. In the event that shares of our common stock do not close trading at or above $15.00 per share on the New York Stock Exchange for at least three consecutive days at any time during the sixty day period following effectiveness of the registration statement, we agreed to issue an additional 150,000 shares of our common stock to the StarCite securityholders.

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

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through December 31, 2011, we have used the net proceeds of the offering for repayment of debt, funding for our recent acquisitions and for general corporate purposes, including expenditures for financing our growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures. We invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from our audited financial statements. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not indicative of any future results.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Net revenue:
Technology revenue	$290,488	$237,688	$210,483	$145,789	$78,542
Marketing services revenue	46,910	41,912	32,401	27,407	23,335

Total net revenue	337,390	279,600	242,884	173,196	101,877
Cost of net revenue	150,914	121,351	107,188	79,681	41,081

Gross profit	186,476	158,249	135,696	93,515	60,796
Total operating expenses	203,092	178,764	167,269	137,421	83,822

Loss from operations	(16,616)	(20,515)	(31,573)	(43,906)	(23,026)
Interest income (expense), net	(2,771)	(5,288)	(5,043)	(3,296)	630
Other income (expense), net	(14)	455	(1,196)	(268)	234

Loss before provision (benefit) for income taxes	(19,401)	(25,348)	(35,420)	(47,470)	(22,162)
Provision (benefit) for income taxes	(4,074)	1,924	2,439	1,506	2,606

Net loss	(15,327)	(27,272)	(37,859)	(48,976)	(24,768)
Accretion of redeemable convertible preferred stock	(11,810)	(28,157)	(25,774)	(15,639)	(8,532)

Net loss attributable to common stockholders	$(27,137)	$(55,429)	$(63,633)	$(64,615)	$(33,300)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.75)	$(7.83)	$(10.86)	$(11.68)	$(8.12)

Weighted-average shares used to compute net loss per share attributable to common stockholders(1):
Basic and diluted	36,072	7,080	5,862	5,530	4,103

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Other Financial and Operational Data:
Adjusted EBITDA(2)	$36,036	$25,120	$15,746	$(2,672)	$(1,965)
Organizations	51.3	47.3	44.9	41.5	35.1
Registrations	80,274	70,182	65,461	25,074	12,920

(1)	Effective May 25, 2011, all shares of convertible preferred stock and redeemable convertible preferred stock were converted into 8,807,090 and 25,824,801 shares of common stock, respectively, in connection with our IPO. Upon completion of our initial public offering (“IPO”) in May 2011, we amended and restated our certificate of incorporation to authorize 100,000,000 shares of preferred stock.
(2)	We define Adjusted EBITDA as net loss, plus: provision (benefit) for income taxes, other income (expense), net, depreciation and amortization, and stock-based compensation. Please see “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$108,699	$31,441	$26,381	$33,395	$28,166
Restricted cash	1,502	5,000	5,000	5,000	—
Property and equipment, net	33,830	28,181	26,742	20,093	8,208
Software development costs, net	45,093	37,013	27,003	14,890	5,092
Working deficit	(43,365)	(57,985)	(38,676)	(17,376)	(2,683)
Total assets	599,227	390,548	381,871	325,936	241,041
Total long-term debt	5,000	44,403	48,727	54,045	40,857
Convertible preferred stock	—	21,187	21,187	21,187	21,187
Redeemable convertible preferred stock	—	371,126	343,021	269,534	161,603
Total stockholders’ equity (deficit)	346,639	(185,981)	(141,343)	(96,622)	(16,427)

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Annual Report on Form 10-K because we seek to manage our business to an improving level of Adjusted EBITDA as a percentage of revenue, and it is a key basis upon which we assess the performance of our operations and management. We also use Adjusted EBITDA for business planning, evaluation of acquisition opportunities and as a measurement to incentivize and compensate our management. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures for capital equipment, internally developed software costs or certain other contractual commitments;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may need to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation to our management team or employees;

•	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results.

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(15,327)	$(27,272)	$(37,859)	$(48,976)	$(24,768)
Interest expense (income), net	2,771	5,288	5,043	3,296	(630)
Provision (benefit) for income taxes	(4,074)	1,924	2,439	1,506	2,606
Depreciation and amortization	44,857	40,287	36,079	26,697	13,088
Stock-based compensation	7,795	5,348	11,240	14,537	7,973
Other expense (income), net	14	(455)	(1,196)	268	(234)

Adjusted EBITDA	$36,036	$25,120	$15,746	$(2,672)	$(1,965)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following in conjunction with the “Selected Financial Data” and our consolidated financial statements and the related notes thereto that appear elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and analysis includes forward looking information that involves risks, uncertainties and assumptions. Actual results and the timing of events could differ materially from those anticipated by these forward looking statements as a result of many factors, including those discussed under “Risk Factors” elsewhere in this Annual Report.

Overview

We are the leading provider of organization-based cloud computing applications serving a wide range of customer groups including business solutions, community activities, outdoors and sports. We provide applications that form an online network connecting a fragmented and diverse group of activity and event organizers with a large base of potential participants. Our proprietary technology platform transforms the way organizers manage their activities and events by automating online registrations and streamlining other critical management functions, while also driving consumer participation to their events.

We power a broad range of activities, such as reserving a campsite or tee time, signing up for a marathon or sports league, purchasing a fishing or hunting license, or participating in a community event or corporate conference. From the introduction of our platform in 1999, we have experienced significant growth and in 2011, we had over 51,300 customer organizations that drove over 80 million annual consumer registrations. Based on the results of a 2010 online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households. Our proprietary technology platform, ActiveWorks, provides cloud computing applications that reduce the cost and complexity of managing, organizing and promoting these activities and events.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium-sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the year ended December 31, 2011, we generated revenue of $337.4 million, as compared to $279.6 million in the year ended December 31, 2010 and $242.9 million in the year ended December 31, 2009, an increase of 21% and 15%, respectively.

A large number of our customers are currently being served by our ActiveWorks architecture at varying levels of integration. We are in the process of transitioning to ActiveWorks certain customers who continue to use both our internally developed systems and acquired legacy systems. In addition, as part of our growth strategy, we expect to continue to make acquisitions and, thereby, acquire additional legacy systems. We will evaluate these systems to determine, based on their sophistication and compatibility, whether to integrate them into ActiveWorks or to migrate the customers using these systems to ActiveWorks. This process is time consuming and requires the investment of significant technical and human resources. During this process, we expect to continue to incur costs associated with maintaining multiple legacy systems.

In addition, our long-term strategic plan involves expanding our applications into new business areas within the activity and event registration and management market. A lack of market acceptance of such efforts or our inability to generate satisfactory revenue to offset the development costs could have a material adverse effect on our results of operations and future growth prospects. As we establish and expand our operational capabilities internationally, we will incur additional operating expenses and capital-related costs.

In May 2011, we completed an initial public offering (“IPO”) of our common stock in which we sold and issued 12,650,000 shares of common stock, of which 4,427,778 were sold by selling stockholders, at an issue price of $15.00 per share, resulting in proceeds, net of underwriting discounts and offering expenses, of approximately $112.6 million to us.

Business Model

Technology Revenue. Our technology revenue was 86% of our total revenue for the year ended December 31, 2011. Our technology fee is a percentage of the total registration amount that is paid by a participant at the time of sign up. We refer to the sum of these technology fees during a given period as net registration revenue, since they are the direct result of participant registrations. Net registration revenue was 79% of our technology revenue for the year ended December 31, 2011. During the year ended December 31, 2011, we processed over 80 million consumer registrations. Participants typically use a credit card to register for an activity either online or offline, and in the case of some of our large contracts, by using a call center. Upon registration, the consumer is charged for the total event registration fee, including the technology fee, and the funds are remitted to bank accounts that we control. We record revenue for our technology fee and we remit the remaining funds to the organizer. The organizer has the option of absorbing our technology fee and presenting a total event registration fee to the participant, or adding the technology fee as a separate line item in the event registration fee. Pricing for our cloud offerings is based on a portion of the total dollars processed for a registration and typically has a fixed and variable component. A number of our offerings also include a fee for setup, support or hosting. Our technology platform serves the entire spectrum of organizations, from large to small. Our standard contract for our registration customers is three years.

Licensed software, maintenance, hosting and implementation revenue was 21% of our technology revenue for the year ended December 31, 2011. In previous acquisitions, we acquired licensed software products which includes licensed software, maintenance and services. As the market has become more receptive, we have begun transitioning these customers to our solutions. We anticipate that our licensed software, maintenance and services revenue will continue to decline as a percentage of our overall business. In the future, we anticipate sales in our technology segment will be primarily driven by technology fees from our cloud offerings.

Marketing Services Revenue. Our marketing services revenue was 14% of our total revenue for the year ended December 31, 2011. The marketing services segment works to provide the organizations within our technology segment and their participants with marketing solutions, online communities, membership programs and hosted websites. We group these sales as online services, field marketing and commerce. Online services include online advertising, email marketing and targeted newsletter promotions. We provide field marketing services including event promotions and sponsorships. Our commerce revenue consists of membership programs, training programs and websites. Contracts within our marketing services segment vary in length but are generally less than one year. We obtain customers through direct sales, inside sales and self-setup.

Research and Development Expense. Our research and development expenses are primarily the costs for employees engaged in the development and ongoing maintenance of our offerings and services. Primarily as a result of our acquisitions, we currently maintain numerous solutions that allow us to service customers of various types and sizes. In 2007, we began to develop ActiveWorks while continuing to maintain our existing products. As a result, we have incurred an increase in our research and development expense as well as capitalized software. We review spending on our research and development projects monthly and group the expenses in categories attributable to surviving products, end-of-life products and capitalized software. We expect that as development work is completed on our surviving products we will see a reduction in the research and development expenses attributable to our end-of-life products as well as the related spending associated with capitalized software for new products. For the year ended December 31, 2011, we capitalized $18.7 million of software development.

Key Factors that Affect Our Business

Macroeconomic Environment. We experienced a slowdown in our business starting in the second half of 2008 due to the global economic downturn. We believe the decline in business and consumer spending coupled with government budget cuts drove a reduction in our growth rate. We reacted to this slowdown in early 2009 by reducing our sales headcount which affected our customer acquisition growth rate. In 2011, we returned to strong customer acquisition growth rates which we experienced prior to the economic downturn.

Acquisitions. As a part of our ongoing growth strategy, we have completed a number of acquisitions in recent years. Our growth has been significantly affected by these acquisitions. In general, we pursue acquisitions for several reasons, such as acquiring a key technology or feature set, gaining access to a new customer group or acquiring domain expertise.

In February 2011, we acquired Fellowship Technologies, Inc. (“Fellowship”), a provider of web based software to religious institutions. The acquisition enables us to strengthen our position as a technology leader and broaden our customer base in the faith space. The purchase consideration was approximately 1,125,000 shares of our common stock valued at approximately $8.9 million.

In October 2011, we acquired ServiceU, a provider of web-based solutions for giving, event registration, ticketing, calendaring and resource management in exchange for $11.1 million in cash. The acquisition enables us to strengthen our position as a technology leader and broaden our customer base in the faith space.

In November 2011, we acquired RTP, LLC, a provider of integrated resort software and solutions in exchange for $21.5 million in cash. The acquisition enables us to broaden our existing product capabilities and our customer base in the resorts space.

In December 2011, we acquired StarCite, Inc., a provider of a technology platform that delivers content and services for meetings and event planning to corporations, hotels, venues and meetings suppliers for consideration of $56.5 million in cash and shares of our common stock. Total consideration comprised $38.1 million in cash, 1,350,000 shares of common stock with a fair value of approximately $18.4 million and 150,000 shares of contingently issuable common stock with a fair value of approximately $1.1 million to be issued in the event that shares of our common stock do not close trading at or above $15.00 per share on the New York Stock Exchange for at least three consecutive days at any time during the sixty day period following the effective date of a registration statement filed to register the shares issued or issuable, as consideration in the merger. The acquisition enables us to provide an integrated solution for the events space and broaden its customer base.

During the year ended December 31, 2011, we acquired operations from two other businesses including a provider of web-based church management solutions and a provider of online registration for endurance events, in exchange for $4.6 million in cash. These acquisitions enable us to strengthen our position as a technology leader and broaden our customer base in the faith and endurance spaces.

Seasonality. Our total revenue experiences seasonality with the three months ended June 30 and the three months ended September 30 having the highest revenue. This seasonality is mainly due to trends in net registration revenue, as many of our larger customers experience peak business activity during the warmer months of the year.

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

	Year Ended December 31,			% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
	(In thousands, except per registration data)
Net registration revenue	$228,453	$197,575	$174,015	16%	14%
Registrations	80,274	70,182	65,461	14%	7%
Net registration revenue per registration	$2.85	$2.82	$2.66	1%	6%

Net Registration Revenue and Registrations

2010 compared to 2011. Registrations increased 10.1 million or 14%. The growth was due to additional registrations from new large state customers in our outdoors customer group and growth from sales to new organizations mainly in our communities and business solutions customer groups. The average revenue per registration increased 1%, mainly as a result of the registrations growth in our outdoors, communities and business solutions customer groups.

2009 compared to 2010. Registrations increased 4.7 million or 7%, which was primarily driven from sales to new organizations. The average revenue per registration increased 6% to $2.82, predominantly as post-recession recovery in the business solutions customer group led to higher registration revenue.

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

Provision (benefit) for Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Annual Report on Form 10-K adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

For additional information on the limitations of adjusted EBITDA, see “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(15,327)	$(27,272)	$(37,859)	$(48,976)	$(24,768)
Interest expense (income), net	2,771	5,288	5,043	3,296	(630)
Provision (benefit) for income taxes	(4,074)	1,924	2,439	1,506	2,606
Depreciation and amortization	44,857	40,287	36,079	26,697	13,088
Stock-based compensation	7,795	5,348	11,240	14,537	7,973
Other expense (income), net	14	(455)	(1,196)	268	(234)

Adjusted EBITDA	$36,036	$25,120	$15,746	$(2,672)	$(1,965)

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts, returns and discounts, software development costs, stock-based compensation, business combinations, impairment of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Revenue Recognition

We recognize technology revenue primarily from registration fees and related hosting and implementation services. We also record revenue for marketing services. We recognize revenue when a signed contract or other persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Our arrangements do not contain general rights of return.

We assess whether the fee is fixed or determinable and collection is probable at the time of the transaction. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our standard payment terms and whether payment is free of contingencies or significant uncertainties. If a significant portion of the fee is considered to have extended payment terms or the fee is subject to adjustment, we account for the fee as not being fixed or determinable and recognize revenue as the payments become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

Registration revenue is recognized when received, net of registration fees paid to event organizers, where we are acting as an agent of event organizers. Net registration revenue comprised 67%, 71% and 72% of total net revenue for the years ended December 31, 2011, 2010 and 2009, respectively. In certain circumstances, we pre-purchase registrations from event organizers and bear the risk and rewards of ownership. Registration revenue associated with these transactions is recognized on a gross basis, as we are the primary obligor and bear inventory and credit risk. Cash collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue recognized on a gross basis comprised 0.7%, 0% and 0% for each of the three years ended December 31, 2011, 2010 and 2009, respectively.

On January 1, 2011, we adopted the new accounting standard for multiple deliverable revenue arrangements which provides guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated. This guidance requires an entity to allocate revenue in an arrangement using the “best estimate of selling price” (“BESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) of selling price based on historical stand-alone sales or third-party evidence (“TPE”) of selling price. Due to the unique nature of some of our multiple deliverable revenue arrangements, we may not be able to establish selling prices based on historical stand-alone sales using VSOE or TPE, therefore, we may use our best estimate to establish selling prices for these arrangements under the new accounting standard. We establish our best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as customer base, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the BESP allows revenue recognition in a manner consistent with the underlying economics of the transaction. The adoption of this amended standard did not have a significant impact on our revenue recognition for multiple deliverable revenue arrangements.

Many customers who use our hosting services or license our software also enter into separate professional services and training arrangements with us. In addition, certain of our hosting agreements include up-front payments for implementation of hosting services. In determining whether professional services and implementation revenue should be accounted for separately, we evaluate (among other factors): the nature of the deliverables; whether they are ready for their intended use by the customer upon receipt; the nature of the implementation services; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the hosting or software license fee. For up-front fees and other revenue received for implementation services associated with hosting arrangements, we defer the related revenue and record revenue over the term of the hosting contract since the implementation and hosting do not have stand-alone value. For license and professional services that qualify for separate accounting, such as arrangements that involve off-the-shelf software, the services do not include significant alterations to the features and functionality of the software, the services are primarily comprised of implementation services and fair value exists for the undelivered elements, software revenue is generally recognized when the software is delivered and service revenue is recognized when the services are performed.

For license and professional service arrangements that do not qualify for separate accounting, such as arrangements that involve significant modification or customization of the software, arrangements that include milestones or customer specific acceptance criteria, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue when services have been rendered. A majority of such arrangements are recognized together with the professional services. Penalties from customers related to power outages or other technical disruptions are recognized in the period in which such amounts are incurred based on the Company’s estimated liability and are recorded as a reduction of revenue or an increase to cost of revenue. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized currently.

Maintenance revenue consists of fees for providing software updates on a when-and-if available basis and technical support to software products (“post contract customer support” or “PCS”). Maintenance revenue is recognized ratably over the terms of the agreement.

Marketing services revenue consists of online and integrated field marketing campaigns and membership programs. Our online marketing services include online advertising, e-mail marketing and targeted newsletter promotions. Banner, button and e-mail advertisements are impression-based, with the revenue based on the number of times the advertisement is displayed or delivered over the contract period. Impression-based contract revenue is primarily recognized as the impression is displayed on our web site or delivered by e-mail to the intended addressee. Our field marketing services include event promotions, sponsorships and sample placements and are defined contractually with individual customers. Field marketing revenue is recognized over the term of the contract or when revenue is earned based on the performance of services associated with a series of events. Revenue from membership programs is recognized over the term of the membership period.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we make different judgments or utilize different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment. We reassess the allowances for doubtful accounts on a monthly basis. Historically, our actual losses and credits have been consistent with these provisions. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue or bad debt expense recognized could result. Our allowance for doubtful accounts as a percentage of net revenue was 0.5% and 0.8% in fiscal years 2011 and 2010.

Software Development Costs

We capitalize costs related to software acquired, developed or modified solely to meet our internal use, with no substantive plans to market such software at the time of development, in accordance with authoritative guidance for internal-use software. Such costs are capitalized during the application development stage once preliminary planning activities have been successfully completed and management approves continuation of the project. We amortize these costs on a straight-line basis over the estimated useful life of the related asset, generally over two to five years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded as research and development on our consolidated statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and expensed over the estimated useful lives of the enhancements.

Business Combinations

We determine the estimated fair value of acquired companies’ tangible and intangible assets, liabilities assumed and in-process research and development at the acquisition date. The process of determining fair value requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The estimation of fair value requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

•	estimated fair values of intangible assets acquired from the acquiree;

•	estimated fair values of software license updates and product support obligations assumed from the acquiree;

•	estimated income tax assets and liabilities assumed from the acquiree;

•	estimated value of restructuring liabilities to reorganize the acquiree’s pre-acquisition operations;

•	estimated fair values of stock awards assumed from the acquiree that are included in the purchase price; and

•	estimated fair value of pre-acquisition contingencies assumed from the acquiree.

Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Our goodwill and intangible assets result from our corporate acquisition transactions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. We do not carry any intangible assets with indefinite useful lives other than goodwill. We evaluate our recorded goodwill balances for potential impairment annually by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. Our annual testing date is October 1. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we compare the carrying amount of our reporting units to the “fair value” of the reporting units. An excess carrying value over fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would complete the second step of the test and compare the “implied fair value” of the goodwill to the carrying amount of goodwill. We periodically re-evaluate our business and have determined that we continue to operate in two segments, which we consider our reporting units. If our assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of our goodwill. Changes in the valuation of goodwill could materially impact our operating results and financial position.

We evaluate the recoverability of our long-lived assets including amortizable intangible and tangible assets in accordance with authoritative guidance. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Our acquired intangible assets with definite useful lives are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets, and periodically tested for impairment.

As of December 31, 2011, we had $243.3 million of goodwill, $33.8 million of net property and equipment and $90.3 million of acquired net intangible assets. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position.

The results of step one of the Company’s annual goodwill impairment test for October 1, 2011 are as follows (in thousands):

	October 1, 2011
	Technology	Media & Marketing
Fair value of invested capital	$601,000	$155,000
Carrying value of invested capital	335,790	23,797

Excess of fair value over carrying value	$265,210	$131,203

We have not recorded any impairment losses in each of the three years ended December 31, 2011.

Income Taxes

We recognize tax benefits for tax positions that are more likely than not to be sustained based solely upon the technical merits positions as of the as of the reporting date. We then measure the benefit to be recognized using a cumulative probability approach and recognize the largest amount of benefit that is more likely than not to be sustained. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws. It also involves us making estimates and judgments in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. These temporary differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets.

We assess the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. We will increase our provision for income tax by creating a valuation allowance if we are not able to determine that recovery of our deferred tax assets is more likely than not. Based on the available evidence as of December 31, 2011, we were not able to conclude that realization of our domestic deferred tax assets is more likely than not and we recorded a valuation allowance of $73.8 million.

We conduct business globally, and as a result, are subject to taxation in the United States and various state jurisdictions and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in many of the jurisdictions in which the Company operates. Effectively, all of our historical tax filings are subject to examination by the Internal Revenue Service and various state and foreign jurisdictions due to the generation of net operating loss carryforwards.

Certain of our subsidiaries are currently under tax audit. It is possible that within the next twelve months, ongoing tax examinations in the U.S and in foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, we are unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to uncertainty, we do not anticipate that the resolution of these tax matters or any events related thereto will result in a material adverse change to our consolidated financial position, results of operations or cash flows.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Prior to our IPO, the board of directors determined the value of the underlying stock by considering a number of factors, including historical and projected financial results, the risks we faced at the time, the preferences of our preferred stock and the lack of liquidity of our common stock. After the IPO, the fair value of common stock was determined using the quoted closing market price of the Company’s common stock on the date of grant.

Under our Employee Stock Purchase Plan (the “ESPP”), eligible officers and employees may purchase a limited amount of common stock at a discount to the market price in accordance with the terms of the plan as described in Note 16 of our consolidated financial statements.

We may also grant restricted stock awards that contain certain performance conditions. We recognize compensation cost for awards with performance conditions when the performance conditions have been determined and based upon the probability of that performance condition being met, net of an estimate for pre-vesting forfeitures.

We utilize the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Expected Term

As we have limited historical option exercise data, we estimated our expected term based on the average expected term of similar publicly-traded entities.

Volatility

As we do not have a trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

Risk-free Rate

The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities comparable to the expected term of the options for each option group.

Dividend Yield

We have never declared or paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future. Therefore, the assumed dividend yield is expected to be zero.

The following table presents the assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
	2011	2010	2009
Volatility	48.5-51.5%	49.7-51.8%	52.1-53.8%
Expected dividend yield	—	—	—
Risk-free rate	0.8-2.2%	1.3-2.2%	1.4-2.1%
Expected term (in years)	4.9	4.7	4.5

The following table sets forth the total stock-based compensation expense included in the related financial statement line items:

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Cost of net revenue	$168	$111	$128
Sales and marketing	1,413	562	765
Research and development	915	244	597
General and administrative	5,299	4,431	9,750

Total stock-based compensation	$7,795	$5,348	$11,240

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Net revenue:
Technology revenue	$290,480	$237,688	$210,483
Marketing services revenue	46,910	41,912	32,401
Total net revenue	337,390	279,600	242,884
Cost of net revenue:
Cost of technology revenue	144,962	115,148	$103,130
Cost of marketing services revenue	5,952	6,203	4,058

Cost of net revenue	150,914	121,351	107,188

Gross profit	186,476	158,249	135,696
Operating expenses:
Sales and marketing	70,251	59,106	50,556
Research and development	66,753	61,107	58,767
General and administrative	51,126	42,404	39,455
Amortization of intangibles	14,962	16,147	18,491

Total operating expenses	203,092	178,764	167,269

Loss from operations	(16,616)	(20,515)	(31,573)
Interest income	119	150	194
Interest expense	(2,890)	(5,438)	(5,237)
Other income (expense), net	(14)	455	1,196

Loss before provision (benefit) for income taxes	(19,401)	(25,348)	(35,420)
Provision (benefit) for income taxes	(4,074)	1,924	2,439

Net loss	(15,327)	(27,272)	(37,859)
Accretion of redeemable convertible preferred stock (1)	(11,810)	(28,157)	(25,774)

Net loss attributable to common stockholders	$(27,137)	$(55,429)	$(63,633)

(1)	Effective May 25, 2011, all shares of convertible preferred stock and redeemable convertible preferred stock were converted into 8,807,090 and 25,824,801 shares of common stock, respectively, in connection with our IPO. Upon completion of our IPO in May 2011, we amended and restated our certificate of incorporation to authorize 100,000,000 shares of preferred stock

	Year Ended December 31,
	2011	2010	2009
	(As of percentage of net revenue)
Net revenue	100%	100%	100%
Cost of net revenue	45	43	44
Gross profit	55	57	56
Operating expenses:
Sales and marketing	21	21	21
Research and development	20	22	24
General and administrative	15	15	16
Amortization of intangibles	4	6	8
Total operating expenses	60	64	69
Loss from operations	(5)	(7)	(13)
Interest income	—	—	—
Interest expense	(1)	(2)	(2)
Other income (expense), net	—	—	—
Loss before provision (benefit) for income taxes	(6)	(9)	(15)
Provision (benefit) for income taxes	(1)	1	1
Net loss	(5)%	(10%)	(16%)

Years ended December 31, 2011, 2010 and 2009

Net Revenue

	Year Ended December 31,			% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
	(In thousands)
Net revenue:
Technology revenue	$290,480	$237,688	$210,483	22%	13%
Marketing services revenue	46,910	41,912	32,401	12%	29%

Net revenue	$337,390	$279,600	$242,884	21%	15%

2011 compared to 2010. Total net revenue increased $57.8 million, or 21% from 2010 to 2011 as discussed below.

Technology revenue. Net registration revenue increased $30.9 million, or 16%, driven by registrations growth in our business solutions and communities customer groups and additional revenue from new large state customers in our outdoors customer group. Software revenue increased $21.9 million or 55% as a result of revenue from acquisitions in our faith customer group and also due to growth in hosting and implementation revenue in our business solutions and communities customer groups. In total, technology revenue increased $52.8 million or 22%.

Marketing services revenue. Revenue increased $5.0 million, or 12%, mainly as a result of growth in membership programs, online advertising and promotions.

2010 compared to 2009. Total net revenue increased $36.7 million, or 15% from 2009 to 2010.

Technology revenue. Net registration revenue increased $23.6 million, or 14%. The increase was primarily due to a 7% growth in registrations and a 6% growth in revenue per registration. Overall growth was negatively impacted by the oil spill in the Gulf of Mexico in April 2010 and the continued economic downturn. We have a number of large organizations that operate in the Gulf of Mexico and consumer registrations were down in the region as a result of the oil spill. Software revenue increased $3.6 million, or 10%, as a result of higher maintenance and implementation revenue. In total, technology revenue increased $27.2 million, or 13%.

Marketing services revenue. Revenue increased $9.5 million, or 29%, as a result of higher adoption rates within our commerce programs, and growth in online media and promotions.

Costs and Expenses

Employee related expenses. Headcount and its related expenses make up a significant portion of our total expenses. We define employee related expenses as salaries, fringe benefits, facilities costs, employee travel, commissions, bonuses and other employee expenses.

Cost of Net Revenue

	Year Ended December 31,			% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
	(Dollars in thousands)
Cost of net revenue	$150,914	$121,351	$107,188	24%	13%
Headcount (at period end)	1,258	1,122	1,147	12%	(2)%

2011 compared to 2010. Cost of net revenue increased $29.6 million, or 24% from 2010 to 2011. Headcount increased 12% due to the addition of information technology and implementation support employees to support the revenue growth, leading to higher employee related costs of $7.3 million or 15%. Call center headcount and costs remained flat in 2011 compared to 2010 due to efficiencies in our call center operations. Credit card fees increased $6.2 million or 18% resulting from the increase in net registration revenue. Depreciation for fixed assets and amortization of intangibles and software that was capitalized in earlier periods increased $8.3 million. 2011 included an expense of $0.8 million to record a contingency related to a state contract implementation. Software and hardware maintenance expenses increased $1.7 million primarily related to investments in new software products and maintenance agreements to support our data centers and infrastructure growth for new products, and other cost of net revenue increased $5.2 million or 25% to support the revenue growth.

2010 compared to 2009. Cost of net revenue increased $14.2 million, or 13% from 2009 to 2010. The increase was primarily due to an increase of $5.7 million in credit card fees directly attributable to the increase in net registration revenue, $1.7 million in higher web hosting expenses given the higher registration volume and $5.4 million of higher depreciation on the software that was capitalized in earlier periods.

Sales and Marketing

	Year Ended December 31,			% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
	(Dollars in thousands)
Sales and marketing	$70,251	$59,106	$50,556	19%	17%
Headcount (at period end)	540	435	405	24%	7%

2010 compared to 2011. Sales and marketing expense increased $11.1 million, or 19% from 2010 to 2011. The increase was primarily due to higher employee related costs of $8.9 million as a result of a 24% increase in headcount as we invested in our sales and marketing staff for future business growth. Marketing expenses also increased $1.8 million as we increased our marketing and trade show spending mainly due to large trade shows in the first six months of the year.

2009 compared to 2010. Sales and marketing expense increased $8.6 million, or 17% from 2009 to 2010. The increase was primarily due to a $6.9 million increase in employee related costs, which resulted from a 7% increase in headcount as we reinvested in our sales staff to facilitate future business growth. The remaining increases included $0.8 million for additional marketing, $0.6 million for contractors and $0.7 million for higher depreciation.

Research and Development

	Year Ended December 31,			% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
	(Dollars in thousands)
Research and development	$66,753	$61,107	$58,767	9%	4%
Headcount (at period end)	982	856	819	15%	5%

2010 compared to 2011. Research and development expense increased $5.6 million, or 9% from 2010 to 2011. Employee related costs increased $10.2 million or 16% resulting from a 15% increase in headcount to support our continued development of ActiveWorks and implementations for new large state customers. The increase in employee related costs was offset by additional capitalized software of $3.0 million, a decline in contractor expenses of $1.3 million and lower depreciation of $1.2 million.

2009 compared to 2010. Research and development expense increased $2.3 million, or 4% from 2009 to 2010. The increase was primarily due to a $4.6 million increase in employee related costs which resulted from a 5% increase in headcount made for continued development of ActiveWorks and to implement new large state customers. The increase in employee related costs was offset by $1.1 million in additional capitalized software and a $0.6 million decline in expenses for contractors.

General and Administrative

	Year Ended December 31,			% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
	(Dollars in thousands)
General and administrative	$51,126	$42,404	$39,455	21%	7%
Headcount (at period end)	282	223	171	26%	30%

2010 compared to 2011. Our general and administrative expenses increased $8.7 million, or 21%, from 2010 to 2011. Employee related expenses increased $5.4 million as a result of $1.9 million in severance payments in 2011 related to the acquisition of StarCite, higher costs resulting from a 26% increase in headcount to allow us to support the business, offset by a change in our annual incentive plan accrual. Software expenses increased $1.2 million primarily related to our increased investment in Oracle licenses to support our growth, stock based compensation expense increased $0.9 million, and other expenses primarily related to higher costs associated with operating as a public company increased $1.3 million or 12%.

2009 compared to 2010. Our general and administrative expenses increased $2.9 million, or 7%, from 2009 to 2010. The increase was due to $4.1 million of additional employee related costs to support the growing business, a $1.3 million increase in contractor fees as we work to build out, automate and streamline internal processes, a $2.8 million of other additional costs to support the business, and was offset by a $5.3 million decrease in stock-based compensation expenses.

Amortization of Intangibles

	Year Ended December 31,			% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
	(In thousands)
Amortization of intangibles	$14,962	$16,147	$18,491	(7%)	(13%)

2010 compared to 2011. Amortization of intangibles decreased $1.2 million, or 7%, from 2010 to 2011.

Intangibles are amortized over their expected life. Amortization expense on acquisitions completed prior to 2010 decreased as useful lives on certain intangibles were met. This was slightly offset by higher amortization expense on acquisitions completed since 2010.

2009 compared to 2010. Amortization of intangibles decreased $2.3 million, or 13%, from 2009 to 2010. Intangibles are amortized over their expected life. Amortization expense on acquisitions completed prior 2009 decreased as useful lives on certain intangibles were met. This was slightly offset by higher amortization expense on acquisitions completed since 2009.

Interest and Other Income (Expense), Net

	Year Ended December 31,			% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
	(In thousands)
Interest income	$119	$150	$194	(21%)	(23%)
Interest expense	(2,890)	(5,438)	(5,237)	(47%)	4%
Other income (expense), net	(14)	455	1,196	(103%)	(62%)
Interest and other income (expense), net	$(2,785)	$(4,833)	$(3,847)	(42%)	26%

2010 compared to 2011. Interest income for the year ended December 31, 2011 was $0.1 million compared to $0.2 million for the year ended December 31, 2010, a decrease of less than $0.1 million. The decrease was due to our transition to bank Earnings Credit Rate, which offsets bank fees with interest income resulting in lower interest income.

Interest expense decreased 47% to $2.9 million due to a lower average debt balance. Our average debt balance was lower in 2011 because, subsequent to our public offering in May 2011, we paid all of our outstanding debt at that time in full, and the remaining interest expense is related to capital lease obligations.

Other income (expense), net was $14,000 expense in 2011 and approximately $0.5 million income in 2010. The amounts in both periods are mainly related to gains or losses on foreign exchange.

2009 compared to 2010. Interest income for the year ended December 31, 2010 was $0.2 million compared to $0.2 million for the year ended December 31, 2009, a decrease of less than $0.1 million. The decrease was due to a lower average cash balance. Interest expense for the year ended December 31, 2010 was $5.4 million compared to $5.2 million for the year ended December 31, 2009, an increase of $0.2 million. The increase was due to higher interest rates in 2010. Other income, net for the year ended December 31, 2010 was $0.5 million compared to $1.2 million for the year ended December 31, 2009, a decrease of $0.7 million. The decrease was primarily due to an acquisition gain.

Income Taxes

	Year Ended December 31,			% Change
	2011	2010	2009	2010 to 2011	2009 to 2010
	(In thousands)
Provision (benefit) for income taxes	$(4,074)	$1,924	$2,439	312%	(21%)

2010 compared to 2011. Income taxes for the year ended December 31, 2011 resulted in a benefit of $4.1 million compared to an expense of $1.9 million for the year ended December 31, 2010. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. During the fourth quarter of 2011, we concluded as a result of a plan to amalgamate our Canadian subsidiaries that it was more likely than not that we would realize deferred tax assets of approximately $2.6 million associated with one of our Canadian subsidiaries that was previously offset by a valuation allowance. In addition, during the fourth quarter of 2011, we realized $3.9 million of tax benefit from the reduction in our domestic valuation allowance as a result of net deferred tax liabilities assumed in connection with the acquisition of ServiceU.

The effective tax rate of 21.0% for the year ended December 31, 2011 differs from the statutory rate primarily due to state taxes, foreign taxes, nondeductible stock option expenses, the increase in the deferred tax liability from the amortization of tax deductible goodwill, and the change in the valuation allowance, as described above.

2009 compared to 2010. Income taxes for the year ended December 31, 2010 were $1.9 million compared to $2.4 million for the year ended December 31, 2009. The overall provision in 2009 and 2010 is primarily the result of an increase in our deferred tax liabilities from the amortization of tax deductible goodwill. Included in income tax expense for the year ended December 31, 2010 is an $892,000 tax benefit related to the correction of an error to the tax treatment of deferred tax liabilities for the year ending December 31, 2009.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Purchases of property and equipment	$(12,514)	$(14,767)	$(10,449)
Software development costs	(18,651)	(15,651)	(14,561)
Depreciation and amortization	44,857	40,287	36,079
Change in operating assets and liabilities, net	31,785	20,222	15,640
Repayment of long-term obligations	(41,628)	(8,035)	(16,772)
Net proceeds from initial public offering	112,566	—	—
Net cash provided by operating activities	65,703	42,095	28,524
Net cash used in investing activities	(66,934)	(32,725)	(25,968)
Net cash provided by (used in) financing activities	78,530	(4,349)	(8,514)

As of December 31, 2011, we had cash and cash equivalents of $108.7 million and restricted cash of $1.5 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and non-interest bearing accounts. Restricted cash consists of cash restricted from withdrawal and held by banks as collateral for letters of credit.

We believe that our existing cash and cash equivalents together with cash flows from our operating activities and cash available under our credit facility will be sufficient to fund our operations for at least the next 12 months.

On December 16, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders from time to time a party thereto. The Credit Agreement provides for a five-year, senior secured revolving credit facility in an initial aggregate principal amount of $50.0 million. The credit facility includes a $15.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans, which will be available on a same-day basis. As of December 31, 2011, we had $5.0 million outstanding under the swing line loan facility, which was repaid in full on January 3, 2012. On January 3, 2012, we borrowed $10.0 million under the credit facility.

Operating Activities

In 2011, net cash provided by operating activities was $65.7 million, resulting from a net loss of $15.3 million and adjusted for $49.2 million in non-cash charges and a $31.8 million net change in assets and liabilities. The non-cash charges included $44.9 million of depreciation and amortization, $7.8 million of stock-based compensation, $1.5 million of other non-cash charges, offset by a $5.0 million reduction in the deferred tax liability. Net change in assets and liabilities generated operating cash as follows, mainly due to increased volume; $31.7 million from the increase in registration fees payable, $6.4 million from the increase in deferred revenue, a $4.2 million reduction in restricted cash related to the termination of a Loan and Security Agreement with Square 1 Bank and a $2.5 million net change in other assets and liabilities offset by a $13.0 million increase in accounts receivable.

Net cash provided by operating activities for the year ended December 31, 2010 was $42.1 million, resulting from a net loss of $27.3 million and adjusted for $47.9 million in non-cash charges and a $21.5 million net change in assets and liabilities. The non-cash charges included $40.3 million of depreciation and amortization, $5.3 million of stock-based compensation, and $2.3 million of other non-cash charges. Net change in assets and liabilities generated operating cash as follows: $10.5 million from the increase in registration fees payable, $8.8 million from the increase in deferred revenue, $5.5 million from the increase in accrued expenses, $4.7 million increase in other items, offset by an $8.0 million increase in accounts receivable due to seasonality. Cash generated by the increase in registration fees payable and deferred revenue resulted from growth in the business. Registration fees payable represents the dollars processed by us on an organization’s behalf and this balance increased on a year-over-year basis due to the increase in registration fees.

In 2009, net cash provided by operating activities was $28.5 million, resulting from a net loss of $37.9 million and adjusted for $48.2 million in non-cash charges and an $18.1 million net change in assets and liabilities. The non-cash charges included $36.1 million of depreciation and amortization, $11.2 million of stock-based compensation, $0.9 million of accretion of debt discount and a gain on bargain purchase, and allowance for doubtful accounts. Net change in assets and liabilities generated operating cash as follows: $5.5 million given the decrease in accounts receivable, $7.2 million from the increase in registration fees payable, $2.5 million from the increase in deferred tax liability and $4.4 million from the increase in deferred revenue. Changes in other balance sheet accounts accounted for the remaining decrease of $1.5 million.

Investing Activities

In 2011, net cash used in investing activities was $66.9 million, including $35.1 million for acquisitions, $18.7 million of capitalized software development costs, capital expenditures of $12.5 million, and $0.6 million in payment of contingent consideration related to an acquisition.

Net cash used in investing activities for the year ended December 31, 2010, was $32.7 million, resulting primarily from $15.7 million for capitalized software development costs, cash used of $14.8 million in capital expenditures and $2.2 million in payment of contingent consideration related to the Automated License Systems acquisition.

In 2009, net cash used in investing activities was $26.0 million, $14.6 million for capitalized software development costs, cash used of $10.4 million in capital expenditures and $1.8 million in payment of contingent consideration offset by cash received from acquisition, net of cash acquired of $0.8 million. Capitalized software is primarily related to ActiveWorks and large contracts that require upfront development costs. Capital expenditures included costs to build out our datacenters. We also continued to invest in technology hardware to support our growth, software to support website functionality development, website operations and our corporate infrastructure.

Financing Activities

In 2011, net cash provided by financing activities was $78.5 million, primarily due to $112.6 million in net proceeds from our initial public offering in May 2011, $5.2 million in proceeds from the exercise of stock options and warrants, offset by $39.2 million net reduction in debt and capital lease obligations.

Net cash used in financing activities for the year ended December 31, 2010 was $4.3 million, resulting primarily from $8.0 million repayment of long-term obligations and $1.9 million repayment of capital lease obligations less $3.0 million proceeds from debt and $2.6 million cash received from the exercise of stock options.

In 2009, net cash used in financing activities was $8.5 million, resulting primarily from $16.7 million repayment of long-term obligations and $0.6 million repayment of capital lease obligations offset by the $8.3 million in debt proceeds and $0.5 million cash received from the exercise of stock options and common stock warrants.

Letters of Credit

At December 31, 2011 and 2010, the Company had $1.5 million and $5.0 million, respectively, of cash restricted from withdrawal and held by banks as collateral for letters of credit.

2008 Loan and Security Agreement

In October 2008, the Company entered into a Loan and Security Agreement (“LSA”) with Square 1 Bank (“Square 1”) which allowed the Company to borrow up to $5.0 million under a term loan and up to $7.0 million under a line of credit (“Line”). For borrowings under the term loan, the Company was required to make interest-only payments on a monthly basis for the first six months, after which borrowings were repayable over 30 months. The interest rate for the term loan was prime plus 1% and was due to mature in October 2011. For borrowings under the LSA, the Company was required to maintain a cash balance of $5.0 million in an account with Square 1 which was presented as restricted cash on the Company’s consolidated balance sheets at December 31, 2010. Under the terms of the Line, borrowings cannot exceed 80% of the Company’s eligible accounts receivable and carry an interest rate of prime plus 1% and was to mature on July 2010. The loan was collateralized by substantially all of the Company’s assets, excluding certain client cash and intellectual property, and was subject to certain covenants which, if not met, could constitute an event of default. These covenants included maintaining the required quick ratio and the non-occurrence of a material adverse change in the business, operations or conditions of the Company. As of December 31, 2010, the Company was in compliance with all specified financial covenants.

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

In December 2011, in connection with the 2011 Credit Agreement, the LSA was terminated. In connection with termination of the LSA, the Company reduced its restricted cash balance to $0.8 million.

As of December 31, 2011 and 2010, outstanding borrowings from Square 1 were $0 and $1.7 million, respectively, under the term loan and $0 and $7.3 million, respectively under the Line.

2011 Credit Agreement

In December 2011, the Company entered into a five-year, senior secured revolving credit facility, with certain institutional lenders, for an initial aggregate principal amount of $50 million (the “Credit Facility”). The Credit Facility has a maturity date of December 16, 2016, but the outstanding amounts may be prepaid at any time without penalty or premium (except for certain customary break funding payments in connection with LIBOR loans) and is available to fund acquisitions and ongoing operations.

The Credit Facility also includes an “accordion” feature which allows the Company, subject to certain terms and conditions, to increase the lending commitments by up to $25 million.

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 3.75% as of December 31, 2011.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility. As of December 31, 2011, the Company was in compliance with all specified financial covenants.

Payment of the amounts owed under the Credit Facility may be accelerated, and the lenders’ commitments under the Credit Agreement may be terminated, upon an “event of default,” as defined in the Credit Agreement, such as failure to pay amounts owed when due, breach of a covenant, material inaccuracy of a representation or occurrence of bankruptcy, subject in some cases to cure periods.

The Company had $5 million outstanding, under the swing line loan facility at December 31, 2011. There was $39.8 million available under the Credit Facility as of December 31, 2011.

There was $34.8 million available under the Credit Facility as of January 3, 2012.

Commitments and Contingencies

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates and other factors may result in actual payments differing from the estimates. Although certain payments occur on a fixed schedule (see “Indebtedness”), we cannot provide certainty regarding the timing and amounts of all these payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the table in order to assist in the review of this information within the context of our consolidated financial position and results of operations. The following table summarizes our fixed contractual obligations and commitments (in thousands), as of December 31, 2011:

	Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term Debt Obligations	$5,000	$5,000	$—	$—	$—
Operating Lease Obligations	51,277	12,705	17,102	13,076	8,394
Capital Leases	5,350	3,635	1,694	21	—
Purchase Obligations	2,045	545	1,000	500	—

Total Contractual Obligations	$63,672	$21,885	$19,796	$13,597	$8,394

Our consolidated balance sheets at December 31, 2011 included a $0.3 million liability for uncertain tax positions, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Guarantee Arrangement

The Company enters into arrangements with third-party customers to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of December 31, 2011, the Company had guarantees of $14.2 million.

Leases

We lease our facilities and certain fixed assets under non-cancelable operating and capital leases. Rent expense under operating lease agreements was $11.4 million, $9.6 million and $9.4 million for the years ended 2011, 2010 and 2009, respectively.

Sales and Use Tax

We believe that we may have established sales and use tax nexus in a number of states where we have not previously paid applicable sales and use taxes. We performed an analysis of our potential liability in states where we have not previously remitted these taxes. Based on the results of the analysis, we established a reserve for estimated claims from states where sales and use tax had not been remitted. The reserve was $4.3 million and $3.4 million as of the year ended December 31, 2011 and 2010, respectively. In the future we plan on collecting and remitting sales and use taxes for sales as required by applicable state laws.

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any off balance sheet arrangements.

Recently Issued Accounting Standards

See Note 2 to our Consolidated Financial Statements in Part II, Item 8 of this report for a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On December 16, 2011, we entered into a new Credit Facility that bears interest at floating rates based upon either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. Our exposure to market risk for changes in interest rates relates primarily to the floating interest rate. Accordingly, interest rate increases would increase our interest expense on outstanding Credit Facility balances. As of December 30, 2011, $5.0 million was drawn under the Credit Facility, which was repaid on January 2, 2012, limiting our interest rate exposure during 2011. Based on a sensitivity analysis, an increase of 1% in the floating interest rate would increase our borrowing costs by less than $0.1 million for each $1.0 million of borrowings under the Credit Facility, assuming such borrowings were outstanding for the entire year, or a maximum of $0.8 million if we utilized our entire line of credit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to the Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm from Ernst & Young LLP, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to the Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and the committees of our Board of Directors is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Director Compensation,” and “Corporate Governance” to be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

The information required by this item relating to Section 16 reporting compliance is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

The information required by this item relating to our code of ethics is incorporated by reference from the section entitled “Corporate Governance—Code of Conduct” to be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

Executive Officers

The following table sets forth information regarding our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Executive Officers
David Alberga	49	Chief Executive Officer and Chairman of the Board
Matthew Landa	47	President and Director
Scott Mendel	45	Chief Financial Officer
Darko Dejanovic	41	Chief Technology, Product and Innovation Officer
Kourosh Vossoughi	43	Chief Legal Officer, General Counsel, SVP, Business Development and Secretary
Sheryl Roland	56	Executive Vice President, Human Resources
Kevin Biggs	53	Executive Vice President, Global Technology Sales

David Alberga has served as our Chairman of the Board since February 2011 and as a member of our Board of Directors and our Chief Executive Officer since December 1999. From December 1999 to February 2002, Mr. Alberga also served as our President. From January 1996 to November 1999, Mr. Alberga served in various positions at TicketMaster Online-CitySearch, a portal and transaction company. Mr. Alberga initially served as general manager of established markets for CitySearch City Guides, a leading integrated local search, directory and media company, and was promoted to executive vice president and subsequently to chief operating officer of the company’s City Guides business. Mr. Alberga has also held positions with Linear Technology, an analog semiconductor manufacturer, The Boston Consulting Group, a global management consulting company, and Procter & Gamble, a global consumer products company. Mr. Alberga earned a B.S. from the United States Military Academy at West Point and both an M.B.A. and an M.A. from Stanford University.

Matthew Landa has been our President since February 2002 and has served on our Board of Directors since November 2005. From March 2000 to February 2002, Mr. Landa was our Chief Commerce Officer. From June 1999 to March 2000, Mr. Landa was president of ACT Manufacturing, a Nasdaq Stock Market listed company providing value-added electronics manufacturing services for original equipment manufacturers in the networking and telecommunications, computer, industrial and medical equipment markets. From 1995 to 1999, Mr. Landa was the president and chief executive officer of CMC Industries, a Nasdaq Stock Market listed company providing electronics manufacturing services. ACT Manufacturing acquired CMC Industries in 1999. Mr. Landa also previously worked at Monitor Company, a global strategy consulting firm. Mr. Landa earned an A.B. from Dartmouth College and an M.B.A. from Stanford University.

Scott Mendel has been our Chief Financial Officer since March 2010. Prior to joining us, Mr. Mendel held finance positions at General Electric, a diversified technology, media and financial services company, for over 20 years, including chief financial officer from March 2003 to March 2010 for General Electric’s Healthcare IT division, a leading provider of medical technologies and services. Mr. Mendel earned a B.S. in finance from Indiana University and an M.B.A. from Northwestern University, Kellogg School of Management.

Darko Dejanovic has been our Chief Technology, Product and Innovation Officer since August 2011. Prior to joining us, Mr. Dejanovic served for four years as the EVP, global CIO and head of product at Monster Worldwide, where he was responsible for global IT strategy, operations and development, product innovation and design, as well as consumer advertising businesses. Previously he held CTO roles for more than a decade at the Tribune Company and its subsidiary, Tribune Publishing Company. Earlier in his career, Mr. Dejanovic held various senior technology roles in the U.S. and Europe. He holds an MBA from Northwestern University and a B.S. in Computer Science from Florida Metropolitan University.

Kourosh Vossoughi has been our Chief Legal Officer and General Counsel since March 2000. Mr. Vossoughi has also served as our Senior Vice President, Business Development since March 2000 and our Secretary since May 2001. From 1998 to 2000, Mr. Vossoughi was an associate at the law firm of Brobeck, Phleger and Harrison. From 1996 until 1998, Mr. Vossoughi was an associate at the law firm of Luce, Forward, Hamilton & Scripps. Mr. Vossoughi earned a J.D. from the University of San Diego School of Law and a B.A. from the University of California, Berkeley.

Sheryl Roland has been our Executive Vice President, Human Resources since February 2011. From March 2008 to January 2011, Ms. Roland served as our Senior Vice President, Human Resources. From April 2000 to February 2008, Ms. Roland held management positions at Visual Sciences (formerly WebSideStory), a provider of real-time analytics applications, including senior vice president, administration from December 2006 to February 2008, and vice president, human resources of WebSideStory from April 2000 until December 2006. From February 1997 to March 2000, Ms. Roland served as vice president, human resources at ENCAD, Inc., a provider of digital image printing technology. From 1992 to 1996, Ms. Roland was vice president, human resources at The Upper Deck Co., a manufacturer of sports trading cards and memorabilia. Ms. Roland earned a B.S. in psychology from University of California, Los Angeles and an M.S. in counseling psychology from San Jose State University.

Kevin Biggs has been our Executive Vice President, Global Technology Sales since January 2012. Prior to that time, he served as Senior Vice President, Worldwide Field Operations of Blue Coat Systems, Inc., a provider of SaaS security systems, from June 2010 to August 2011. From January 2007 to June 2010, he served as Senior Vice President, Worldwide Sales of Blue Coat Systems. Mr. Biggs joined Blue Coat Systems from International Business Machines, Inc. (“IBM”), a manufacturer of computers and related products, where he held the position of Vice President of New Customer Acquisition from February 2004 to December 2006. Prior to that time, Mr. Biggs served as IBM’s Vice President of Worldwide Sales, IBM Data Management Division, from August 2002 to February 2004; as IBM’s Vice President of Software Sales, IBM Americas West, from April 2002 to August 2002; and as IBM’s Vice President of Software, IBM Latin America, from September 1998 to April 2002. Prior to these executive roles, Mr. Biggs held a number of sales management positions at IBM since joining IBM in 1980. Mr. Biggs holds a B.A. in both Economics and Mathematics from Drury University.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” to be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” and “Equity Compensation Plan Information,” to be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related party transactions is incorporated by reference from the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

The information required by this item regarding director independence is incorporated by reference from the section entitled “Corporate Governance” to be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section entitled “Independent Registered Public Accountants” to be contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements. Please see the accompanying Index to the Consolidated Financial Statements, which appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to the Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into Item 8 above.

2. Financial Statement Schedules. Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits. See Item 15(b) below. Each management contract and compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

THE ACTIVE NETWORK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’

The Active Network, Inc.

We have audited the accompanying consolidated balance sheets of The Active Network, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Active Network, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California
March 16, 2012

THE ACTIVE NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$108,699	$31,441
Restricted cash	1,502	5,000
Accounts receivable, net	66,469	34,096
Inventories	1,662	—
Prepaid expenses and other current assets	6,179	4,181

Total current assets	184,511	74,718
Property and equipment, net	33,830	28,181
Software development costs, net	45,093	37,013
Goodwill	243,320	207,113
Intangible assets, net	90,340	41,208
Deposits and other assets	2,133	2,315

Total assets	$599,227	$390,548

Liabilities, preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,516	$5,372
Registration fees payable	72,405	40,667
Accrued expenses	41,106	32,172
Deferred revenue	54,919	34,013
Current portion of debt	5,000	16,866
Capital lease obligations, current portion	3,317	1,983
Other current liabilities	42,613	1,630

Total current liabilities	227,876	132,703
Debt, net of current portion	—	27,537
Capital lease obligations, net of current portion	1,652	1,663
Other long-term liabilities	6,147	4,353
Deferred tax liability	16,913	17,960

Total liabilities	252,588	184,216
Commitments and contingencies (Note 12)
Convertible preferred stock, $0.001 par value—authorized, 0 and 146,856 shares; issued and outstanding, 0 and 131,372 shares at December 31, 2011 and 2010, respectively (aggregate liquidation preference $24,183 at December 31, 2010)	—	21,187
Redeemable convertible preferred stock, $0.001 par value—authorized, 0 and 73,249 shares; issued and outstanding, 0 and 71,751 shares at December 31, 2011 and 2010, respectively (aggregate liquidation preference $372,496 at December 31, 2010)	—	371,126

Total preferred stock	—	392,313
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—authorized, 100,000 and 0 shares; no shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, $0.001 par value—authorized, 1,000,000 and 65,000 shares ; issued, 58,219 and 9,755 shares; outstanding, 56,443 and 7,980 shares at December 31, 2011 and 2010, respectively	58	9
Treasury stock (at cost, 1,776 shares at December 31, 2011 and 2010, respectively)	(11,959)	(11,959)
Additional paid-in capital	625,875	65,224
Accumulated other comprehensive income	7,923	8,866
Accumulated deficit	(275,258)	(248,121)

Total stockholders’ equity (deficit)	346,639	(185,981)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$599,227	$390,548

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net Revenue:
Technology revenue	$290,480	$237,688	$210,483
Marketing services revenue	46,910	41,912	32,401

Total net revenue	337,390	279,600	242,884
Cost of net revenue:
Cost of technology revenue	144,962	115,148	103,130
Cost of marketing services revenue	5,952	6,203	4,058

Total cost of net revenue	150,914	121,351	107,188

Gross profit	186,476	158,249	135,696
Operating expenses:
Sales and marketing	70,251	59,106	50,556
Research and development	66,753	61,107	58,767
General and administrative	51,126	42,404	39,455
Amortization of intangibles	14,962	16,147	18,491

Total operating expenses	203,092	178,764	167,269

Loss from operations	(16,616)	(20,515)	(31,573)
Interest income	119	150	194
Interest expense	(2,890)	(5,438)	(5,237)
Other income (expense), net	(14)	455	1,196

Loss before provision (benefit) for income taxes	(19,401)	(25,348)	(35,420)
Provision (benefit) for income taxes	(4,074)	1,924	2,439

Net loss	(15,327)	(27,272)	(37,859)
Accretion of redeemable convertible preferred stock	(11,810)	(28,157)	(25,774)
Net loss attributable to common stockholders	$(27,137)	$(55,429)	$(63,633)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.75)	$(7.83)	$(10.86)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	36,072	7,080	5,862

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	7,663,158	$7	(1,775,640)	$(11,959)	$44,529	$(140)	$(129,059)	$(96,622)
Exercise of stock options and warrants	270,963	—	—	—	516	—	—	516
Stock-based compensation	—	—	—	—	11,240	—	—	11,240
Issuance of common shares for acquisitions	192,500	—	—	—	421	—	—	421
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	—	(25,774)	(25,774)
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	6,735	—	6,735
Net loss	—	—	—	—	—	—	(37,859)	(37,859)

Total comprehensive loss								(31,124)

Balance at December 31, 2009	8,126,621	$7	(1,775,640)	$(11,959)	$56,706	$6,595	$(192,692)	$(141,343)
Exercise of stock options and warrants	1,338,105	2			1,466	—	—	1,468
Stock-based compensation	—	—	—	—	5,348	—	—	5,348
Issuance of common shares for acquisitions	290,628	—	—	—	1,070	—	—	1,070
Issuance of warrants	—	—	—	—	634	—	—	634
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	—	(28,157)	(28,157)
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	2,271	—	2,271
Net loss	—	—	—	—	—	—	(27,272)	(27,272)

Total comprehensive loss								(25,001)

Balance at December 31, 2010	9,755,354	$9	(1,775,640)	$(11,959)	$65,224	$8,866	$(248,121)	$(185,981)
Exercise of stock options and warrants	2,846,730	3	—	—	4,865	—	—	4,868
Issuance of employee stock purchase plan shares	50,576	—			631	—	—	631
Stock-based compensation	—	—	—	—	7,795	—	—	7,795
Issuance of common shares for acquisitions	2,500,000	3	—	—	27,223	—	—	27,226
Repurchase of common stock and stock options	(6,773)	—	—	—	(13)	—	—	(13)
Conversion of preferred stock to common stock in connection with initial public offering	34,631,891	35	—	—	404,088	—	—	404,123
Issuance of common stock in connection with initial public offering	8,222,222	8	—	—	112,558	—	—	112,566
Issuance of common stock in connection with conversion of debt	218,989	—	—	—	3,504	—	—	3,504
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	—	(11,810)	(11,810)
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	(943)	—	(943)
Net loss	—	—	—	—	—	—	(15,327)	(15,327)

Total comprehensive loss								(16,270)

Balance at December 31, 2011	58,218,989	$58	(1,775,640)	$(11,959)	$625,875	$7,923	$(275,258)	$346,639

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(15,327)	$(27,272)	$(37,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,857	40,287	36,079
Gain on bargain purchase in business combination	—	(21)	(599)
Loss on extinguishment of debt	538	—	—
Loss on disposition of assets	—	46	—
Allowance for doubtful accounts	880	1,191	(56)
Stock-based compensation expense	7,795	5,348	11,240
Deferred tax liability	(5,016)	1,239	2,497
Accretion of discount on debt	191	1,055	1,582
Change in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	4,190	—	—
Accounts receivable	(12,962)	(8,028)	5,458
Inventories	(1,662)	—	—
Prepaid expenses and other assets	1,071	(262)	(1,446)
Accounts payable	267	2,945	(1,079)
Registration fees payable	31,738	10,509	7,153
Accrued expenses	1,166	5,486	2,439
Income taxes receivable/payable	(622)	—	(383)
Deferred revenue	6,400	8,800	4,384
Deferred rent	2,199	772	(886)

Net cash provided by operating activities	65,703	42,095	28,524
Investing activities
Purchases of property and equipment	(12,514)	(14,767)	(10,449)
Software development costs	(18,651)	(15,651)	(14,561)
Cash (paid) received for acquisitions, net of cash acquired	(35,144)	(125)	867
Payment of contingent consideration	(625)	(2,182)	(1,825)

Net cash used in investing activities	(66,934)	(32,725)	(25,968)
Financing activities
Proceeds from exercise of stock options, common stock warrants and employee stock purchase plan	5,200	2,584	516
Payments on capital lease obligations	(2,595)	(1,898)	(593)
Repayment of long-term obligations	(41,628)	(8,035)	(16,772)
Proceeds from debt	5,000	3,000	8,335
Repurchase of unvested common stock	(13)	—	—
Net proceeds from initial public offering	112,566	—	—

Net cash provided by (used in) financing activities	78,530	(4,349)	(8,514)
Effect of exchange rates on cash	(41)	39	(1,056)

Net increase (decrease) in cash and cash equivalents	77,258	5,060	(7,014)
Cash and cash equivalents at beginning of period	31,441	26,381	33,395

Cash and cash equivalents at end of period	$108,699	$31,441	$26,381

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$2,252	$3,425	$3,220

Cash paid during the year for taxes	$1,533	$727	$220

Supplemental disclosures of noncash financing and investing activities
Fixed asset purchases included in accounts payable	$3,362	$2,006	$1,889

Acquisition of equipment and software under capital leases	$3,437	$—	$4,265

Issuance of warrants	$—	$634	$—

Conversion of preferred stock	$404,123	$—	$—

Conversion of debt	$3,504	$—	$—

Consideration payable in connection with acquisition	$40,046	$—	$—

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

Initial Public Offering

In May 2011, the Company completed an initial public offering (“IPO”) of its common stock in which it sold and issued 12,650,000 shares of common stock, of which 4,427,778 were sold by its selling shareholders, at an issue price of $15.00 per share, resulting in proceeds, net of underwriting discounts and offering expenses, of approximately $112.6 million to the Company. As a result of the IPO, all shares of the Company’s convertible preferred stock and redeemable convertible preferred stock converted into 34,631,891 shares of common stock and certain warrants to purchase common stock were net exercised into 420,365 shares of common stock.

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

The Company generally recognizes registration revenue when received, net of registration fees paid to event organizers, where the Company is acting as an agent of event organizers. Net registration revenue comprised 67%, 71% and 72% of total net revenue for fiscal years 2011, 2010 and 2009, respectively. In certain circumstances, the Company pre-purchases registrations from event organizers and bears the risks and rewards of ownership. Registration revenue associated with these transactions is recognized on a gross basis, as the Company is the primary obligor and bears inventory and credit risk. Cash collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue recognized on a gross basis comprised 0.7%, 0% and 0% of total net revenue for fiscal years 2011, 2010 and 2009, respectively.

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

Many customers who use the Company’s hosting services or license its software also enter into separate professional services and training arrangements with the Company. In addition, certain of the Company’s hosting agreements include up-front payments for implementation of hosting services. In determining whether professional services and implementation revenue should be accounted for separately, the Company evaluates (among other factors): the nature of the deliverables; whether they are ready for their intended use by the customer upon receipt; the nature of the implementation services; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the hosting or software license fee. For up-front fees and other revenues received for implementation services associated with hosting arrangements, the Company defers the related revenue and records revenue over the term of the hosting contract since the implementation and hosting do not have stand-alone value. For license and professional services that qualify for separate accounting, such as arrangements that involve off-the-shelf software, the services do not include significant alterations to the features and functionality of the software, the services are primarily comprised of implementation services and fair value exists for the undelivered elements, software revenue is generally recognized when the software is delivered and service revenue is recognized when the services are performed.

For license and professional service arrangements that do not qualify for separate accounting, such as arrangements that involve significant modification or customization of the software, arrangements that include milestones or customer specific acceptance criteria, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue when services have been rendered. A majority of such arrangements are recognized together with the professional services. Penalties from customers related to power outages or other technical disruptions are recognized in the period in which such amounts are incurred based on the Company’s estimated liability and are recorded as a reduction of revenue or an increase to cost of revenue. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss is recognized currently.

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

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments including accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, registration fees payable and accrued liabilities approximate fair value due to their short maturities. Carrying amounts of the Company’s acquisition-related notes payable, term loans and line of credit approximate fair value as the interest rates on these instruments are primarily based on market rates of interest. The fair value of acquisition-related contingent consideration issued is detailed further in Note 3. The fair values of the Company’s cash equivalents are detailed further in Note 4.

Concentration of Credit Risk

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of December 31, 2011 and 2010, substantially all of the Company’s cash has been deposited in non-interest bearing accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, current economic trends and historical payment experience (Note 5).

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date.

Restricted Cash

At December 31, 2011 and 2010, the Company had $1.5 million and $5.0 million, respectively, of cash restricted from withdrawal and held by banks as collateral for letters of credit.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years.

Significant improvements which substantially extend the useful lives of assets are capitalized. Amortization of leasehold improvements is computed using the shorter of the estimated useful lives or the terms of their respective leases, generally one to nine years. Expenditures for maintenance and repairs are charged to expense as incurred.

Assets held under capital leases are recorded at the net present value of the minimum lease payments of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease and is included in depreciation expense.

Capitalized Software Development Costs

Costs to develop internal use software are capitalized provided these costs are expected to be recoverable, and are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two to five years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred. The Company capitalized software development costs of $18.7 million, $15.7 million, and $14.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of internal software development costs is reflected in cost of revenue.

Business Combinations

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. While the Company uses its best estimates and assumptions as a part of the determination of fair value to accurately value assets acquired and liabilities assumed on the business combination date, the Company’s estimates and assumptions are inherently subject to refinement. As a result, during the preliminary determination of fair value, which may be up to one year from the business combination date, the Company records adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the completion of the determination of fair value, the Company records adjustments to the assets acquired or liabilities assumed subsequent to the completion of the determination of fair value in the Company’s operating results in the period in which the adjustments were determined.

The Company also incurs acquisition-related and other expenses including legal, banker, accounting and other advisory fees of third parties and severance costs for certain employees of the acquired company that were terminated as of the acquisition date.

Restructuring Costs

The Company’s restructuring charges are comprised primarily of employee termination costs related to headcount reductions. A liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. The Company reassesses the liability periodically based on market conditions. In fiscal 2011, the Company accrued and expensed restructuring costs of $0.2 million.

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment testing is a two-step process: first, the Company tests for impairment, and if any possible impairment exists, undertakes a second step of measuring such impairment. The Company generally performs its goodwill impairment test annually in its fourth fiscal quarter, and the last impairment test was completed as of October 1, 2011. The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. The Company periodically re-evaluates its business and has determined that it operates in two segments, which the Company also considers its reporting units. Therefore, goodwill is tested at the reporting unit level.

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

Deferred Revenue

Deferred revenue represents amounts received from customers in advance of the delivery or performance of products and/or services or before the satisfaction of all revenue recognition requirements. Costs directly attributable to the deferred revenue are also deferred until the related revenue is recognized.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Advertising Expense

Advertising costs are expensed as they are incurred. The Company incurred advertising costs of approximately $3.3 million, $2.2 million and $1.6 million for years ended December 31, 2011, 2010 and 2009, respectively. Advertising costs are included in sales and marketing on the consolidated statements of operations.

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

Foreign currency exchange gains and losses are recorded in other income (expense), net. Foreign currency transaction gains and losses were $0.1 million, $0.3 million and ($0.6) million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to increase the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. This guidance will affect the presentation of other comprehensive income but will not affect the Company’s financial position or results of operations.

In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is required. Otherwise, no further testing is necessary. The updates are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt this revised guidance during the annual goodwill impairment test in the year ended December 31, 2012, and does not expect that the adoption will have a material effect on the Company’s consolidated financial statements.

3. Business Combinations

Acquisition of StarCite, Inc.

On December 30, 2011, the Company completed the acquisition of all of the outstanding shares of StarCite, Inc. (“StarCite”), a provider of a technology platform that delivers content and services for meetings and event planning to corporations, hotels, venues and meetings suppliers for consideration of $56.5 million in cash and shares of the Company’s common stock. The acquisition enables the Company to provide an integrated solution for the events space and broaden its customer base.

Total consideration comprised $38.1 million in cash, 1,350,000 shares of common stock with a fair value of approximately $18.4 million and 150,000 shares of contingently issuable common stock with a fair value of approximately $1.1 million to be issued in the event that the Company’s shares of common stock do not close trading at or above $15.00 per share on the New York Stock Exchange for at least three consecutive days at any time during the sixty day period following the effective date of a registration statement filed to register the shares issued, pursuant to the agreement and plan of merger. The estimated fair value of the contingent consideration was determined using the Monte Carlo Simulation approach, which involves key assumptions including the estimated contingency period, volatility of the common stock and the probability of achieving the targeted price and was included in current liabilities in the consolidated balance sheet. This estimated fair value of the contingent consideration may differ from the amount that is ultimately payable with any changes in the liability recorded as acquisition-related costs in the Company’s consolidated statements of operations until the common stock has been registered.

The acquisition agreement included an initial escrow of approximately $0.3 million in cash to cover potential expenses of the securityholders’ agent and 300,000 common shares valued at approximately $4.1 million, based on the closing price of the Company’s common stock on the last trading day of fiscal 2011 to satisfy any claims under the indemnification provisions of the agreement for a period of 12 months following the acquisition date. The purchase price is also subject to adjustment based on certain minimum closing working capital thresholds defined under the purchase agreement, which are expected to be settled in the first half of fiscal 2012.

As of the date of this Annual Report on Form 10-K, the Company is still finalizing the estimated fair value of assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible liabilities acquired and identifiable intangible assets, which is expected to be completed during 2012. The estimated fair value of assets acquired and liabilities assumed for the StarCite acquisition, as of the date of the acquisition, is as follows (in thousands) (unaudited):

Cash	$572
Restricted cash	692
Accounts receivable	14,566
Prepaid and other assets	1,301
Fixed assets	1,912
Goodwill	21,867
Intangible assets	36,500
Accounts payable	(1,398)
Accrued expenses	(5,400)
Deferred revenue	(11,402)
Capital lease obligations	(480)
Other liabilities	(1,494)
Unfavorable leases	(695)

Total purchase price	$56,541

The acquisition was accounted for as a purchase business combination. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands) (unaudited):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$5,100	9 years
Customer relationships	17,300	9 years
Customer contracts	6,800	3 years
Complete technology	6,500	9 years
Non-compete agreements	800	1 year

	$36,500

Goodwill of $21.9 million, none of which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from StarCite. The carrying amount of goodwill is allocated to the technology operating segment of the Company.

The Company also entered into termination agreements with certain StarCite executives in connection with the acquisition resulting in an expense of approximately $1.9 million. These expenses have been treated as acquisition-related expenses and have been included in the consolidated statements of operations for the year ended December 31, 2011.

Pro Forma Financial Information (unaudited)

The following table presents the unaudited pro forma results for fiscal 2011 and 2010. The unaudited pro forma financial information combines the results of operations of the Company and StarCite as though the companies had been combined as of the beginning of fiscal 2010. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets as though StarCite was combined as of the beginning of fiscal year 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of StarCite had taken place at the beginning of fiscal year 2010.

	Twelve Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$382,480	$324,088
Net loss attributable to common shareholders	$(30,632)	$(67,920)
Basic and diluted net loss per share attributable to common shareholders	$(0.82)	$(8.06)

Acquisition of RTP, LLC

In November 2011, the Company completed the purchase of all of the outstanding units of RTP, LLC (“RTP”), a provider of integrated resort software and solutions. The acquisition enables the Company to strengthen its position as a technology leader and broaden its customer base into the resort space. The purchase consideration was approximately $21.5 million in cash.

The acquisition agreement included an initial escrow of approximately $2.1 million of the total purchase price consideration to satisfy any claims under the indemnification provisions of the agreement for a period of 18 months from the acquisition date. The purchase price is also subject to adjustment based on certain minimum closing working capital thresholds defined under the purchase agreement, which are expected to be settled in the first half of fiscal 2012.

As of the date of this Annual Report on Form 10-K, the Company is still finalizing the estimated fair value of assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets acquired and identifiable intangible assets, which is expected to be completed during 2012. The estimated fair value of assets acquired and liabilities assumed for the RTP acquisition, as of the date of the acquisition, is as follows (in thousands) (unaudited):

Cash	$903
Accounts receivable	5,648
Prepaid and other assets	1,050
Fixed assets	309
Goodwill	3,394
Intangible assets	15,960
Accounts payable	(2,821)
Accrued expenses	(435)
Deferred revenue	(2,375)
Other liabilities	(133)

Total purchase price	$21,500

The acquisition was accounted for as a purchase business combination. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands) (unaudited):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$1,350	5 years
Customer relationships	9,700	13 years
Customer contracts	510	2 years
Complete technology	2,900	9 years
Non-compete agreements	1,500	3 years

	$15,960

Goodwill of $3.4 million, which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from RTP. Approximately $3.0 million and $0.4 million of the carrying amount of goodwill is allocated to the technology and marketing services operating segments of the Company, respectively.

Acquisition of ServiceU

In October 2011, the Company acquired all of the outstanding common shares of ServiceU, a provider of web-based solutions for giving, event registration, ticketing, calendaring and resource management. The acquisition enables the Company to strengthen its position as a technology leader and broaden its customer base in the faith space. The purchase consideration was approximately $11.1 million in cash.

As of the date of this Annual Report on Form 10-K, the Company is still finalizing the estimated fair value of assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets acquired and identifiable intangible assets, which is expected to be completed during 2012. The estimated fair value of assets acquired and liabilities assumed for the ServiceU acquisition, as of the date of the acquisition, is as follows (in thousands) (unaudited):

Cash	$13
Accounts receivable	201
Prepaid and other assets	51
Fixed assets	249
Goodwill	4,388
Intangible assets	10,377
Accounts payable	(21)
Accrued expenses	(132)
Deferred revenue	(42)
Capital lease obligations	(120)
Deferred tax liability	(3,914)

Total purchase price	$11,050

The acquisition was accounted for as a purchase business combination. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands) (unaudited):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$250	2 years
Customer relationships	8,300	14 years
Complete technology	1,229	6 years
Non-compete agreements	598	3 years

	$10,377

Goodwill of $4.4 million, none of which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from ServiceU. The carrying amount of goodwill is allocated to the technology operating segment of the Company.

Fellowship Technologies, Inc.

In February 2011, the Company acquired Fellowship Technologies, Inc. (“Fellowship”), a provider of web-based software to religious institutions. The acquisition enables the Company to strengthen its position as a technology leader and broaden its customer base in the faith space. The purchase consideration was approximately 1,125,000 shares of the Company’s common stock valued at approximately $8.9 million.

The estimated fair value of assets acquired and liabilities assumed for the Fellowship acquisition, as of the date of the acquisition, is as follows (in thousands):

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

	$3,568

Goodwill of $5.7 million, which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Fellowship. Approximately $5.7 million of the carrying amount of goodwill is allocated to the technology operating segment of the Company.

Other Business Combinations

During the year ended December 31, 2011, the Company acquired operations from two other businesses including a provider of web-based church management solutions and a provider of online registration for endurance events. The Company acquired the assets of these two businesses in exchange for $4.6 million in cash. These acquisitions enable the Company to strengthen its position as a technology leader and broaden its customer base in the faith and endurance spaces. The fair value of assets acquired and liabilities assumed was as follows (in thousands):

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

The acquisitions were accounted for as purchase business combinations. The excess of the purchase price over the aggregate fair value was recorded as goodwill, which is deductible for tax purposes. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Customer contract/relationships	$3,392	3 years
Complete technology	35	3 years

	$3,427

During the year ended December 31, 2010, the Company acquired operations from an integrated website provider and certain assets of a provider of online and mobile communications software and related technology services for event registrations in exchange for $0.1 million in cash and 223,500 shares of the Company’s common stock valued at approximately $0.9 million. In addition, the Company may be required to make earn-out payments between fiscal 2011 through 2015 based on the achievement of certain sales milestones in each of the respective years. The Company determined that the achievement of the milestones is not likely, and therefore, no liability was recorded as of December 31, 2011 or 2010. These acquisitions enable the Company to strengthen its position as a technology leader and broaden its customer base. The estimated fair value of assets acquired and liabilities assumed was as follows (in thousands):

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

As part of one acquisition, the Company received approximately $3.0 million to subsidize certain costs of building and maintaining the infrastructure necessary to service customer contracts. This amount has been deferred on the Company’s consolidated balance sheets and is being amortized to general and administrative expenses on the Company’s consolidated statements of operations over the expected life of the contract. Amortization was approximately $0.8 million, $0.2 million and $0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company’s assets and liabilities that are measured at fair value as of December 31, 2011 are as follows (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Accrued liabilities:
Contingent consideration associated with business combination (Note 3)	$—	$—	$1,124	$1,124

The Company’s assets and liabilities that are measured at fair value as of December 31, 2010 are as follows (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,169	$—	$—	$18,169
Accrued liabilities:
Contingent consideration associated with business combination (Note 3)	$—	$—	$625	$625

Level 3 liabilities include contingent consideration payables to selling shareholders, the values of which were determined based on the probability of achieving specific targets. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date will be recognized in earnings. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobserved inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

Contingent Consideration
Balance at December 31, 2009	$600
Changes in fair value of contingent consideration	25

Balance at December 31, 2010	625
Settlement of contingent consideration	(625)
Contingent consideration associated with business combination	1,124

Balance at December 31, 2011	$1,124

5. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, by category is as follows (in thousands):

	December 31, 2011	December 31, 2010
Accounts receivable	$54,101	$26,850
Registration receivable	14,006	8,626
Less: Allowance for doubtful accounts	(1,638)	(1,380)

Accounts receivable, net	$66,469	$34,096

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, returns and discounts experience and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had write-offs of the allowance for doubtful accounts of $0.9 million and $6.3 million during fiscal year 2011 and 2010, respectively.

6. Property and Equipment

Property and equipment by category is as follows (in thousands):

	December 31, 2011	December 31, 2010
Computer and software	$63,947	$46,653
Furniture and fixtures	10,586	9,529
Leasehold improvements	3,438	2,421

Total	77,971	58,603
Less: Accumulated depreciation	(44,141)	(30,422)

Property and equipment, net	$33,830	$28,181

Depreciation expense was $14.0 million, $13.4 million, and $10.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Included in fixed assets are $9.5 million and $6.1 million of equipment under capital lease at December 31, 2011 and 2010, respectively. Accumulated amortization of assets under capital lease totaled $5.5 million and $3.2 million at December 31, 2011 and 2010, respectively.

7. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	December 31, 2011	December 31, 2010
Software development costs	$65,696	$47,691
Less: Accumulated amortization	(20,603)	(10,678)

Software development costs, net	$45,093	$37,013

Amortization expense was $10.4 million, $5.8 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

8. Goodwill

The change in the carrying amount of goodwill for the fiscal years ended December 31, 2011 and is as follows (in thousands):

	Technology Services	Marketing Services	Total
Balance at December 31, 2009	$190,686	$12,324	$203,010
Goodwill arising from acquisitions	155	—	155
Adjustments related to prior year acquisitions	2,686	—	2,686
Effect of exchange rate changes	1,262	—	1,262

Balance at December 31, 2010	$194,789	$12,324	$207,113
Goodwill arising from acquisitions	36,297	394	36,691
Effect of exchange rate changes	(484)	—	(484)

Balance at December 31, 2011	$230,602	$12,718	$243,320

Adjustments to goodwill during the year ended December 31, 2010 represent contingent consideration and net asset settlement adjustments recorded during the year that related to acquisitions made in the preceding period(s).

9. Intangible Assets

Intangible assets are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets. Estimated useful lives as of December 31, 2011 are as follows:

	Estimated Life	Weighted Average Remaining Life
Intellectual property	2 to 10 years	4.1 years
Non-compete agreements	1 to 3 years	2.3 years
Customer relationships	3 to 15 years	6.6 years
Trade names	1 to 10 years	7.4 years
Customer contracts	2 to 6 years	2.3 years

The carrying values of amortized intangible assets are as follows (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$36,609	$(20,351)	$16,258	$25,571	$(14,992)	$10,579
Non-compete agreements	3,850	(1,085)	2,765	952	(922)	30
Customer relationships	67,891	(26,799)	41,092	26,516	(21,685)	4,831
Trade names	16,568	(5,566)	11,002	9,796	(4,713)	5,083
Customer contracts	52,219	(32,996)	19,223	45,344	(24,659)	20,685

Total intangible assets, net	177,137	$(86,797)	$90,340	$108,179	$(66,971)	$41,208

Amortization of intellectual property is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue—Technology	$4,992	$4,376	$4,380
Cost of revenue—Marketing	517	534	576
Operating expenses	14,962	16,147	18,491

Total	$20,471	$21,057	$23,447

The estimated future amortization of acquired intangible assets as of December 31, 2011 is as follows (in thousands):

Year Ending December 31,
2012	$27,850
2013	19,827
2014	11,231
2015	7,574
2016	6,585
Thereafter	17,273

Total	$90,340

10. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	December 31, 2011	December 31, 2010
Accrued compensation	$17,875	$13,678
Sales and other foreign taxes	5,006	5,191
Accrued penalties	3,154	720
Accrued rebates	1,846	1,382
Other	13,225	11,201

Accrued expenses	$41,106	$32,172

As of December 31, 2011, accrued compensation was comprised of accrued salaries of $10.7 million, accrued personal time off of $1.0 million, accrued self-insurance of $0.8 million, amounts payable for 401K contributions of $0.1 million, deferred bonuses of $4.9 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $0.4. As of December 31, 2010, accrued compensation was comprised of accrued salaries of $4.6 million, accrued personal time off of $0.3 million, amounts payable for 401K contributions of $0.1 million, and deferred bonuses of $8.7 million.

11. Long-Term Debt and Lines of Credit

2011 Credit Agreement

In December 2011, the Company entered into a five-year, senior secured revolving credit facility, with certain institutional lenders, for an initial aggregate principal amount of $50 million (the “Credit Facility”). The Credit Facility has a maturity date of December 16, 2016, but the outstanding amounts may be prepaid at any time without penalty or premium (except for certain customary break funding payments in connection with LIBOR loans) and is available to fund acquisitions and ongoing operations.

The Credit Facility also includes an “accordion” feature which allows the Company, subject to certain terms and conditions, to increase the lending commitments by up to $25 million.

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 3.75% as of December 31, 2011.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility. As of December 31, 2011, the Company was in compliance with all specified financial covenants.

The Company had $5.0 million outstanding, under the swing line loan facility at December 31, 2011. There was $39.8 million available under the Credit Facility as of December 31, 2011.

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

In June 2011, the Company fully repaid $1.0 million of the outstanding principal amount. The early repayment did not result in any gain or loss on extinguishment of the debt. The remaining $3.0 million of outstanding principal and $0.5 million of accrued interest was converted into 218,989 shares of the Company’s common stock in June 2011, reducing the outstanding principal amount to $0 million at December 31, 2011. The option to convert was considered substantive, and therefore no incremental charge was recorded upon conversion of the debt.

At December 31, 2011 and 2010 outstanding borrowings under the Convertible Debt were $0 and $4.0 million, respectively.

2008 Loan and Security Agreement

In October 2008, the Company entered into a Loan and Security Agreement (“LSA”) with Square 1 Bank (“Square 1”) which allowed the Company to borrow up to $5.0 million under a term loan and up to $7.0 million under a line of credit (“Line”). For borrowings under the term loan, the Company was required to make interest-only payments on a monthly basis for the first six months, after which borrowings were repayable over 30 months. The interest rate for the term loan was prime plus 1% and was due to mature in October 2011. For borrowings under the LSA, the Company was required to maintain a cash balance of $5.0 million in an account with Square 1 which was presented as restricted cash on the Company’s consolidated balance sheets at December 31, 2010. Under the terms of the Line, borrowings cannot exceed 80% of the Company’s eligible accounts receivable and carry an interest rate of prime plus 1% and was to mature on July 2010. The loan was collateralized by substantially all of the Company’s assets, excluding certain client cash and intellectual property, and was subject to certain covenants which, if not met, could constitute an event of default. These covenants included maintaining the required quick ratio and the non-occurrence of a material adverse change in the business, operations or conditions of the Company. As of December 31, 2010, the Company was in compliance with all specified financial covenants.

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

In December 2011, in connection with the 2011 Credit Agreement, the LSA was terminated. In connection with termination of the LSA, the Company reduced its restricted cash balance to $0.8 million.

As of December 31, 2011 and 2010, outstanding borrowings from Square 1 were $0 and $1.7 million, respectively under the term loan and $0 and $7.3 million, respectively under the Line.

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

In May 2011, the Company fully repaid $2.0 million of the outstanding principal amount of the long-term debt held by Pinnacle and Celina. The early repayment did not result in any gain or loss on extinguishment of the debt.

At December 31, 2011 and 2010, respectively, outstanding borrowings from Pinnacle were $0 and $2.6 million and outstanding borrowings from Celina were $0 and $0.2 million.

ALS Acquisition Earn Out Agreement

In connection with the ALS acquisition, the Company entered into an earn-out payment agreement to pay $1.9 million over a three-year period commencing November 2009 at an interest rate of 5% per annum. Principal and interest was payable on a quarterly basis.

In May 2011, the Company fully repaid $0.8 million of the outstanding principal amount of the earn-out payment. The early repayment did not result in any gain or loss on extinguishment of the debt.

At December 31, 2011 and 2010, the remaining earn-out payable to ALS was $0 and $1.0 million, respectively.

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

In May 2011, the Company fully repaid $23.7 million of the outstanding principal and the Agreement was terminated. The early repayment resulted in a loss on extinguishment of the debt of $0.5 million, which is reflected in interest expense in the Company’s consolidated statements of operations. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 131,021 and 198,196 shares of common stock to Gold Hill and Escalate, respectively.

As of December 31, 2011 and 2010, the Company had outstanding borrowings of $0 and $13.0 million with Escalate, respectively and outstanding borrowings of $0 and $14.6 million with Gold Hill, respectively.

12. Commitments and Contingencies

Operating Leases

The Company leases its office and datacenter facilities under noncancelable leases that expire at various times through 2021. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $11.4 million, $9.6 million and $9.4 million for year ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under non-cancelable operating and capital lease agreements as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2012	$12,705	$3,635
2013	9,835	1,250
2014	7,267	444
2015	6,509	21
2016	6,567	—
Thereafter	8,394	—

Total minimum lease payments	$51,277	5,350

Less amount representing interest		(381)

Present value of capital lease payments		4,969
Less current portion of capital lease		(3,317)

Long-term obligation under capital lease		$1,652

Included in future minimum lease payments as of December 31, 2011 is $13.8 million under noncancelable office and facility leases that the Company assumed in connection with business combinations during fiscal 2011 and that expire at various times through 2021.

Guarantees

The Company enters into arrangements with third-party customers to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of December 31, 2011, the Company had guarantees of $14.2 million.

Sales and Use Tax

The Company accrues for sales and use taxes in certain states. The Company performed an analysis of its potential liability in states where it had not previously remitted these taxes. Based on the results of the analysis, the Company established a reserve for estimated claims from states where sales and use tax had not been remitted of $4.3 million and $3.4 million at December 31, 2011 and 2010, respectively.

Income Tax Assessment

The Company’s Canadian subsidiary received a tax assessment from the Canadian Revenue Agency related to the 2005, 2006 and 2007 tax years with a net cash impact of approximately $0.9 million due to the transfer pricing methodology used related to royalties paid by the Company’s Canadian subsidiary to the Company. In addition to the amounts assessed, it is possible that the Company could also be assessed for interest and penalties on the tax assessment. The Company believes that it has a good defense against this matter and does not believe it is more likely than not a loss will be incurred.

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

In the normal course of business, the Company may incur penalties from customers related to power outages or other technical disruptions. As a result of this potential exposure, the Company accrued liabilities of $3.2 million and $0.7 million as of December 31, 2011 and 2010, respectively. Penalties are reflected as a reduction in revenue or as an increase to cost of revenue in the Company’s consolidated statements of operations.

In December 2010, the Company became aware of a security breach in one of the legacy computer systems it acquired in an acquisition. This breach could potentially result in an unauthorized acquisition and use of credit card data and could result in assessments or damages from claims asserted by organizers or participants. The Company has performed an internal investigation to assess the potential exposure of the breach and determined it to be insignificant; accordingly, no amounts have been accrued as of December 31, 2011 or 2010. To date the Company has paid approximately $0.1 million in assessments associated with this breach.

13. Legal Proceedings

From time to time, the Company is involved in disputes, litigation and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses. The Company has not recorded an accrual for any potential losses as of December 31, 2011 or 2010.

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

Common Stock Reserved for Future Issuance

As of December 31, 2011, the Company reserved the following shares of common stock for future issuances in connection with the following:

Options/Restricted stock units outstanding	12,267,935
Options/Restricted stock units available for future grants	3,298,733
Shares available to be purchased under the employee stock purchase plan	1,071,424
Performance-based restricted stock units	67,099
Contingent consideration associated with business combination	150,000
Warrants to purchase common stock	634

Total	16,855,825

Common Stock Warrants

During 2006, in connection with a Master Service Agreement (“MSA”) with the United States Tennis Association (“USTA”), the Company issued warrants to purchase 239,027 shares of the Company’s common stock at an exercise price of $9.28 per share. These warrants were exercisable immediately after issuance and would expire in 10 years. In conjunction with the December 2010 renewal of the MSA, the Company extended the exercise period of the warrants an additional 5 years. The total fair value of the warrants at the date of issuance and modification of $1.5 million was calculated using the Black-Scholes option pricing model using the following assumptions: contractual life of ten to eleven years; expected volatility between 52.6% - 82.1%; risk free interest rate between 3.0% - 4.9%; and a dividend yield of 0%. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 91,148 shares of common stock to the USTA. The amortization of the warrants was approximately $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In conjunction with the 2007 Loan and Security Agreement and amendments to the 2007 Loan and Security Agreement in April 2010 and December 2010, the Company issued warrants to Gold Hill and Escalate to purchase 131,030 shares of common stock and 198,210 shares of common stock, respectively, at an exercise price of $0.001 per share. The fair value of these warrants of $2.2 million was calculated using the Black-Scholes option pricing model at the various dates of issuance using the following assumptions: contractual life of seven years; expected volatility between 51.4% - 71.0%; risk free rate between 2.7% - 4.5%; and a dividend yield of 0%. This estimated fair value, which represents a debt discount, is accounted for as interest expense over the term of the 2007 Loan and Security Agreement. The warrants were net exercised on the closing date of the

Company’s IPO and the Company issued 131,021 and 198,196 shares of common stock to Gold Hill and Escalate, respectively. Interest expense related to the amortization of the warrants was approximately $0.7 million, $0.5 million and $0.6 million for years ended December 31, 2011, 2010 and 2009, respectively. Included in the interest expense for the year ended December 31, 2011 was a $0.5 million loss incurred as a result of repayment of the outstanding principal amount of the long-term debt under the Agreement with Gold Hill and Escalate (Note 11).

16. Stock Plans and Stock-Based Compensation

Employee Stock Purchase Plan

In April 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “2011 ESPP Plan”), which became effective upon the Company’s IPO. The 2011 ESPP Plan allows participating employees to contribute up to 20% of their earnings, up to a maximum of $25,000 per annum, to purchase shares of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of the offering period, or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company’s compensation committee may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. As of December 31, 2011, there were 1,071,424 shares of common stock available for issuance under the 2011 ESPP Plan. As the 2011 ESPP Plan is a compensatory plan as defined by the authoritative guidance for stock compensation, stock-based compensation expense has been recorded in the fiscal year ended December 31, 2011.

Employee Stock Purchase Plan Activity

The Company’s first offering period of the 2011 ESPP began in August 2011. The weighted-average estimated fair value of employee stock purchase plan shares to be issued in conjunction with the offering periods occurring during the year ended December 31, 2011 was $4.72 per share, using the Black-Scholes model with the following weighted-average assumptions:

Year Ended December 31, 2011
Volatility	47.6-57.9%
Expected dividend yield	—
Risk-free rate	0.1%
Expected term (in years)	0.4

The Company issued 50,576 shares for approximately $0.6 million in employee contributions for fiscal year 2011 under the employee stock purchase plans. As of December 31, 2011, total unrecognized compensation cost related to estimated contributions under the 2011 ESPP was $0.3 million, which is expected to be recognized over a weighted-average period of less than six months.

Stock Incentive Plans

In January 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”) and retired the 1999 Stock Option Plan (the “1999 Plan”) and assumed certain options under the 1999 Plan. Grants under the 2002 Plan may be incentive stock options or nonqualified stock options. The 2002 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the compensation committee. The majority of awards issued under the 2002 Plan vests over two to four years, and has a term of ten years. The maximum number of shares of common stock issuable pursuant to the 2002 Plan was 15,687,998 as of December 31, 2010, plus the shares of common stock subject to options pursuant to awards granted under the 1999 Plan forfeited after the adoption of the 2002 Plan. There were 150,435 shares available for grant under the 2002 Plan at December 31, 2010. Upon the Company’s IPO in May 2011, the Company’s ability to grant awards under the 2002 Plan was terminated. As of December 31, 2011, options to purchase 11,201,208 shares of common stock were outstanding under the 2002 Plan. The 2002 Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2002 Plan.

In April 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective upon the Company’s IPO. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. The 2011 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms and conditions of the awards. Stock options expire on terms as determined by the compensation committee, but not more than ten years after the date of grant. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance units, cash-based awards and other stock-based awards may be granted to employees and consultants. The maximum number of shares of common stock issuable pursuant to the 2011 Plan is 4,123,077, plus the shares of common stock subject to options or awards outstanding pursuant to the 2002 Plan that expire, terminate, cancel, forfeit, or are repurchased after the adoption of the 2011 Plan. As of December 31, 2011, there were 3,298,733 shares available for grant under the 2011 Plan.

Early Exercise of Stock Options

The Company issued 76,658, 563,959 and 161,848 shares of common stock during the years ended December 31, 2011, 2010 and 2009, respectively for stock options exercised prior to vesting. The unvested shares are subject to the Company’s repurchase right at the lesser of the original exercise price or market price. The proceeds from the early exercise of stock options are recorded in other long-term liabilities and reclassified to common stock as the shares vest and the Company’s repurchase rights lapse.

There were 415,017 and 567,758 shares held by employees which were subject to repurchase for early exercise of stock options at an aggregate purchase price of $0.8 million and $1.1 million at December 31, 2011 and December 31, 2010, respectively.

Stock Option Activity

Stock option activity for the year ended December 31, 2011 is as follows (in thousands, except share, per share and term data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	11,433,588	$2.18	7.26	$65,126

Granted	3,027,100	8.53
Exercised	(2,525,538)	2.40
Cancelled or expired	(330,342)	5.09

Outstanding at December 31, 2011	11,604,808	$3.71	6.74	$115,144

Options exercisable at December 31, 2011	11,204,927	$3.34	6.63	$114,956

Options vested and expected to vest at December 31, 2011	11,316,156	$3.63	6.67	$113,157

The aggregate intrinsic value represents the difference between the quoted closing market price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s fair value of its common stock was $13.60 and $7.88 as of December 31, 2011 and 2010, respectively. The total intrinsic value of options exercised was approximately $27.0 million, $0.6 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The weighted-average grant date fair value of options granted was $6.43, $1.14 and $1.23 for the years ended December 31, 2011, 2010 and 2009, respectively.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $16.7 million as of December 31, 2011 and is expected to be recognized over a weighted-average period of 3.0 years.

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted in the periods presented:

	Year Ended December 31,
	2011	2010	2009
Volatility	48.5-51.5%	49.7-51.8%	52.1-53.8%
Expected dividend yield	—	—	—
Risk-free rate	0.8-2.2%	1.3-2.2%	1.4-2.1%
Expected term (in years)	4.9	4.7	4.5

Restricted Stock Activity

A summary of restricted stock activity during the year ended December 31, 2011, is presented as follows:

Restricted Stock	Number of Shares	Weighted- Average Remaining Contractual Term
Nonvested at December 31, 2010	78,500	0.17
Granted	663,127
Vested	(78,500)
Forfeited	—

Nonvested at December 31, 2011	663,127	3.74

During the year ended December 31, 2011, the Company granted 663,127 restricted stock units (“RSUs”). The RSUs vest annually over a four-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

The Company measures the fair value of restricted awards at the closing stock price of the Company’s common stock on the date of grant, and the fair value is recognized as expense over the requisite service period. The per unit weighted-average grant date fair value of restricted stock units granted was $15.23, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, remaining unrecognized compensation cost related to restricted stock was $9.5 million and is expected to be recognized over a weighted-average period of 3.8 years.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$168	$111	$128
Sales and marketing	1,413	562	765
Research and development	915	244	597
General and administrative	5,299	4,431	9,750

Total stock-based compensation	$7,795	$5,348	$11,240

The components of stock-based compensation expense were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options	$6,803	$4,767	$9,260
Restricted Stock	698	581	1,980
ESPP	294	—	—

Total stock-based compensation	$7,795	$5,348	$11,240

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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net loss per share:
Net loss	$(15,327)	$(27,272)	$(37,859)
Less: accretion of redeemable convertible preferred stock	(11,810)	(28,157)	(25,774)

Net loss attributable to common stockholders	$(27,137)	$(55,429)	$(63,633)

Weighted-average common shares outstanding:
Basic and diluted	36,072	7,080	5,862

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.75)	$(7.83)	$(10.86)

Potentially dilutive securities not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented is as follows:

	Year Ended December 31,
	2011	2010	2009
Options to purchase common stock and common stock subject to repurchase	12,727,002	12,001,346	10,674,395
Restricted stock	50,759	148,060	273,164
Employee stock purchase plan shares	9,588	—	—
Convertible Preferred	3,474,578	8,807,092	8,807,092
Redeemable Convertible Preferred	10,188,415	25,824,801	25,828,786
Common stock warrants	100,773	247,711	247,711
Common stock issuable upon conversion of debt	116,237	281,438	256,438

	26,667,352	47,310,448	46,087,586

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

The Company determined its operating segments to be technology, which derives substantially all of its revenue from the sale of direct selling services through a hosted software solution, and marketing services, which derives substantially all of its revenue from the delivery of advertising and content media.

The Company evaluates the performance of its operating segments based on net revenues and operating income before interest, taxes, depreciation, amortization and stock-based compensation expense.

The Company does not allocate most of its assets, depreciation and amortization expense, stock-based compensation expense, interest income, interest expense or income tax expense by segment. Accordingly, the Company does not report such information.

Summarized information by segment was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenue by segment:
Technology	$290,480	$237,688	$210,483
Marketing services	46,910	41,912	32,401

Total net revenue	$337,390	$279,600	$242,884

	Year Ended December 31,
	2011	2010	2009
Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$61,257	$47,559	$33,767
Marketing services	19,262	14,405	10,972

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	80,519	61,964	44,739
Depreciation and amortization	(44,857)	(40,287)	(36,079)
Stock-based compensation expense	(7,795)	(5,348)	(11,240)
Unallocated corporate costs	(44,483)	(36,844)	(28,993)

Loss from operations	$(16,616)	$(20,515)	$(31,573)

The Company allocates its net revenue to geographic regions based on the customer’s location. The following tables set forth net revenue and long-lived assets by geographic region (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenue:
North America	$326,717	$273,028	$239,996
Europe and other	10,673	6,572	2,888

Total net revenue	$337,390	$279,600	$242,884

	December 31, 2011	December 31, 2010
Assets:
North America	$596,039	$388,729
Europe and other	3,188	1,819

Total assets	$599,227	$390,548

Long-lived assets:
North America	$413,461	$315,270
Europe and other	1,255	560

Total long-lived assets	$414,716	$315,830

19. Income Taxes

The components of the loss before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(8,253)	$(19,117)	$(28,401)
Foreign	(11,148)	(6,231)	(7,019)

Total loss before provision (benefit) for income taxes	$(19,401)	$(25,348)	$(35,420)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	1,030	469	114
Foreign	(453)	242	(144)

Total current	577	711	(30)
Deferred:
Federal	(273)	2,851	3,152
State	152	568	656
Foreign	(4,530)	(2,206)	(1,339)

Total deferred	(4,651)	1,213	2,469

Total provision (benefit) for income taxes	$(4,074)	$1,924	$2,439

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
U.S. Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal benefit	(1.2)	1.7	5.8
Stock-based compensation	(4.8)	(2.1)	(1.9)
Meals and entertainment	(1.2)	(0.8)	(0.3)
Foreign income taxed at different rate	2.9	(1.7)	(0.5)
Amortization—indefinite lived intangibles	(19.3)	(13.7)	(10.0)
Change in valuation allowance	5.3	(33.6)	(38.5)
Change in tax rates	0.9	3.5	—
Research and development credits	10.2	7.8	6.3
Other	(5.8)	(2.7)	(1.8)

Effective tax rate	21.0%	(7.6)%	(6.9)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are presented below (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$50,203	$38,958
Sales tax reserve	1,673	1,343
Bad debt reserve	715	508
Accrued compensation	1,512	3,349
Depreciation and amortization	—	8,401
Stock-based compensation	7,995	7,334
Foreign deferred tax assets	3,419	2,052
Tax credits	5,885	3,954
Deferred Revenue	3,758	—
Other	3,748	1,607

Total deferred tax assets	78,908	67,506
Less: valuation allowance	(73,834)	(66,545)

Net deferred tax assets	5,074	961
Deferred tax liabilities:
Foreign deferred taxes	(5,844)	(8,149)
Depreciation and Amortization	(1,621)	—
Acquired goodwill amortization	(14,522)	(10,772)

Total net deferred tax liabilities	$(16,913)	$(17,960)

The Company had federal net operating loss (“NOL”) carryforwards of approximately $146.6 million as of December 31, 2011 which expire between 2019 and 2031. In addition, the Company had state NOL carryforwards of approximately $105.6 million as of December 31, 2011 which expire between 2012 and 2031.

The Company had federal and state research and experimentation credits of approximately $4.5 million and $2.1 million, respectively, at December 31, 2011. The federal research experimentation credits begin to expire in 2029. State research and experimentation credits do not expire.

The U.S. tax code imposes limitations on the annual utilization of operating loss and credit carryforwards whenever a greater than fifty percent change in ownership of a company occurs within a three year period. Companies with operating loss and credit carryforwards are required to test the cumulative three year change whenever there is an equity transaction that impacts the ownership of holders of more than five percent of the Company’s stock. During 2011, the Company completed an analysis of its prior ownership changes and concluded that none of the operating loss and credit carryforwards generated through December 31, 2011 would expire solely as a result of annual limitations on the utilization of those attributes caused by prior ownership changes. Additional changes in the ownership of the Company could create further restrictions on the future utilization of operating loss and credit carryforwards arising through December 31, 2011.

The Company reduces the deferred tax asset for future tax benefits by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. As part of this analysis, the Company considers the timing of the reversal of deferred tax liabilities including the fact that the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. As the Company has deferred tax assets in excess of deferred tax liabilities at December 31, 2011 and 2010 and as the Company has no history of generating operating profits, management concluded that the ultimate future realization of the excess deferred tax assets is not more likely than not. As a result, a valuation allowance of $73.8 million and $66.5 million was recorded against deferred taxes at December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 to December 31, 2010, the valuation allowance increased by $7.3 million and $11.9 million, respectively.

During the fourth quarter of 2011, the Company concluded as a result of commencing the implementation of a tax strategy to amalgamate of its Canadian subsidiaries that it was more likely than not that the Company would be able to realize the benefit of certain Canadian foreign deferred tax assets. The plan to amalgamate the Company’s Canadian subsidiaries resulted in a $2.6 million reduction in the valuation allowance on Canadian deferred tax assets. In addition, during the fourth quarter of 2011, the Company realized a $3.9 million tax benefit from the reduction in its domestic valuation allowance as a result of net deferred tax liabilities assumed in connection with the acquisition of ServiceU.

In June 2006, the FASB issued guidance regarding uncertainty in income taxes. The Company adopted this interpretation effective January 1, 2008. Pursuant to the guidance, income tax positions must meet a more likely than not recognition threshold in order to be recognized. Tax benefits are then measured using a cumulative benefit approach whereby the largest amount of tax benefit that is greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority is recorded. In accordance with this guidance, the Company recorded a liability of $0.3 million for uncertain tax positions. Such amount is unchanged at December 31, 2011, 2010 and 2009. The entire balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009, would affect the Company’s effective tax rate if recognized. The Company does not expect any material changes in the balance of unrecognized tax benefits during the next twelve months.

The Company’s policy for recording interest and penalties on uncertain tax positions is to record such items as a component of income tax expense. Accrued interest and penalties of $0.2 million and $0.1 million were recorded at December 31, 2011 and 2010, respectively.

The Company conducts business globally, and as a result, is subject to taxation in the United States and various state jurisdictions and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in many of the jurisdictions in which the Company operates. Effectively, all of the Company’s historical tax filings are subject to examination by the Internal Revenue Service and various state and foreign jurisdictions due to the generation of net operating loss carryforwards.

Certain of the Company’s subsidiaries are currently under tax audit. It is possible that within the next twelve months, ongoing tax examinations in the U.S and in foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, the Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of audit payments are subject to uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material adverse change to its consolidated financial position, results of operations or cash flows (Note 12).

As of December 31, 2011, the Company had approximately $2.4 million of undistributed earnings related to its foreign subsidiaries. Management considers these earnings to be indefinitely reinvested. Accordingly, the Company has not provided for any income taxes related to these earnings. However, upon distribution of these earnings, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries.

20. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company recorded revenues from ESPN and its affiliates of $6.5 million, $6.5 million and $6.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online registration services agreement with Disney to provide online advertising. The Company recorded revenues from Disney of $1.5 million, $0.9 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In September 2009, the Company entered into a convertible debt note purchase agreement totaling $4.0 million with its Chief Executive Officer and ABS Ventures IX, L.P. (“ABS”), an entity which is affiliated with one of its directors. The Company used a portion of the proceeds from the IPO to repay $1.0 million of the outstanding principal amount of the Convertible Debt. The remaining $3.0 million of outstanding principal and $0.5 million of accrued interest was converted into 218,989 shares of the Company’s common stock in June 2011. ABS is also a stockholder in the Company through its investments in the Series C, D and E Redeemable Convertible Preferred, which was converted into shares of common stock upon the IPO.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the USTA as amended in December 2010. A member of the Company’s Board of Directors is the managing director for recreational tennis at the USTA. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. In addition, the USTA held a warrant to purchase the Company’s common stock, which was net exercised on the closing date of the Company’s IPO. The Company issued 91,148 shares of common stock to the USTA upon the net exercise of the warrant in May 2011. Net revenue from the USTA and its affiliates was approximately $5.0 million, $4.7 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

21. Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $0.8 million, $0.6 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

22. Subsequent Events

2011 Credit Agreement

On January 3, 2012, the Company repaid $5.0 million of the debt outstanding under the swing line loan facility and borrowed $10.0 million under the Credit Facility.

23. Quarterly Financial Data (Unaudited)

The table below includes quarterly data (in thousands, except per share data):

	Year Ended December 31, 2011
	1st	2nd	3rd	4th	Total
Net revenue	$72,712	$99,005	$89,628	$76,045	$337,390
Gross profit	$38,562	$58,818	$49,738	$39,358	$186,476
Income (loss) from operations	$(8,845)	$7,501	$(412)	$(14,860)	$(16,616)
Net income (loss)	$(10,942)	$5,529	$(1,432)	$(8,482)	$(15,327)
Basic net income (loss) per share (1)	$(2.16)	$0.04	$(0.03)	$(0.16)	$(0.75)
Diluted net income (loss) per share (1)	$(2.16)	$0.03	$(0.03)	$(0.16)	$(0.75)

	Year Ended December 31, 2010
	1st	2nd	3rd	4th	Total
Net revenue	$63,222	$81,662	$73,093	$61,623	$279,600
Gross profit	$35,168	$47,596	$41,969	$33,516	$158,249
Income (loss) from operations	$(9,888)	$565	$(2,250)	$(8,942)	$(20,515)
Net loss	$(12,406)	$(1,940)	$(3,834)	$(9,092)	$(27,272)
Basic net loss per share (1)	$(2.97)	$(1.26)	$(1.51)	$(2.17)	$(7.83)
Diluted net loss per share (1)	$(2.97)	$(1.26)	$(1.51)	$(2.17)	$(7.83)

(1)	Net income (loss) per share are computed separately for each quarter and the full year using the respective weighted-average shares. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Active Network, Inc.

Date: March 16, 2012	By:	/s/ David Alberga
David Alberga
Chairman and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL THESE, PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Alberga and Scott Mendel, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID ALBERGA David Alberga	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 16, 2012

/S/ MATTHEW LANDA Matthew Landa	President and Director	March 16, 2012

/S/ SCOTT MENDEL Scott Mendel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2012

/s/ Thomas N. Clancy Thomas N. Clancy	Director	March 16, 2012

/s/ Bruns H. Grayson Bruns H. Grayson	Director	March 16, 2012

/s/ Stephen L. Green Stephen L. Green	Director	March 16, 2012

/s/ Joseph Levin Joseph Levin	Director	March 16, 2012

/s/ Scott Schultz Scott Schultz	Director	March 16, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1†	Stock Acquisition Agreement, dated January, 21, 2009, by and among the Registrant, Elicia Acquisition Corp., IAC/Interactive Corp. and ReserveAmerica, Ltd. (incorporated by reference from Exhibit 2.1 to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

2.2†	Agreement and Plan of Merger, dated December 30, 2012, by and among The Active Network, Inc., Active Acquisition Corporation, StarCite, Inc. and Internet Capital Group Operations, Inc., as securityholders’ agent (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012, File No. 001-35187).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.2 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Form S-1, filed with the SEC on May 10, 2011, File No. 333-172254).

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated as of August 22, 2008, by and among the Registrant and Stockholders named therein (incorporated by reference from Exhibit 4.2 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.3	Amendment No. 1 to the Tenth Amended and Restated Investors’ Rights Agreement, dated as of April 25, 2011, by and among the Registrant and the stockholders as listed on Schedule A (incorporated by reference from Exhibit 4.3 to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

4.4	Form of Warrant Assumption Agreement issued by the Registrant to each of the investors set forth on Schedule A (incorporated by reference from Exhibit 4.4 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.5	Form of Warrant issued by the Registrant to each of the investors set forth on Schedule A (incorporated by reference from Exhibit 4.5 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.6	Note Purchase Agreement, dated September 29, 2009, by and among the Registrant and the investors set forth on Schedule A (incorporated by reference from Exhibit 4.6 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.7	Form of Convertible Promissory Note issued by the Registrant to each of the investors set forth on the Schedule of Lenders thereto (incorporated by reference from Exhibit 4.7 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.1A	Seaview Corporate Center Office Lease, dated November 11, 2006, by and between Seaview PFG, LLC and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.1B	First Amendment to Lease (Seaview Corporate Center), dated October 31, 2010, by and between AG/POP Seaview Corporate, L.P. and the Registrant (incorporated by reference from Exhibit 10.3 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.2A	Indenture of Lease, dated September 13, 1999, by and between HOOPP Realty Inc. and The Active Network, Ltd. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description
10.4F	Fifth Amendment to Office Lease Agreement, dated February 11, 2011, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.4F to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

10.5A	Lease Agreement, dated September 19, 2008, by and between Wells REIT—Las Colinas Corporate Center II, L.P. and Fellowship Technologies, L.P. (incorporated by reference from Exhibit 10.5A to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.5B	Consent to Assignment, dated February 3, 2011 between Wells REIT—Las Colinas Corporate Center II, L.P., Fellowship Technologies, L.P. and Registrant (incorporated by reference from Exhibit 10.5B to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.6A	Loan and Security Agreement, dated October 30, 2008, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6B	Consent and First Amendment to Loan and Security Agreement, dated September 29, 2009, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6C	Second Amendment to Loan and Security Agreement, dated October 29, 2009, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5C to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6D	Third Amendment to Loan and Security Agreement, dated November 30, 2009, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5D to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6E	Fourth Amendment to Loan and Security Agreement, dated January 26, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5E to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6F	Fifth Amendment and Waiver to Loan and Security Agreement, March 31, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5F to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6G	Sixth Amendment to Loan and Security Agreement, dated April 21, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5G to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6H	Seventh Amendment to Loan and Security Agreement, dated May 27, 2010 by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5H to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6I	Eighth Amendment to Loan and Security Agreement, dated July 15, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5I to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6J	Ninth Amendment to Loan and Security Agreement, dated May 17, 2011, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.6J to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

10.6K	Tenth Amendment to Loan and Security Agreement, dated July 26, 2011, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.6K to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

Exhibit Number	Exhibit Description
10.6L	Eleventh Amendment to Loan and Security Agreement, dated August 15, 2011, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.6L to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, File No. 001-35187).

10.7A	Loan and Security Agreement, dated March 22, 2007, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7B	First Amendment to Loan and Security Agreement, dated June 6, 2007, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7C	Second Amendment to Loan and Security Agreement, dated December 18, 2007, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6C to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7D	Consent and Third Amendment to Loan and Security Agreement, dated October 30, 2008, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6D to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7E	Fourth Amendment to Loan and Security Agreement, dated April 14, 2009, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6E to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7F	Consent and Fifth Amendment to Loan and Security Agreement, dated September 29, 2009, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6F to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7G	Sixth Amendment to Loan and Security Agreement, dated April 28, 2010, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6G to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7H	Seventh Amendment to Loan and Security Agreement, dated December 20, 2010, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6H to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.8	Business Loan Agreement, dated November 3, 2008, by and between Automated License Systems, Inc. and Pinnacle National Bank (incorporated by reference from Exhibit 10.7 to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.9#	2002 Stock Option/Stock Issuance Plan, as amended (incorporated by reference from Exhibit 10.9 to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.10#	Form of Stock Option Agreement under 2002 Stock Option/Stock Issuance Plan, as amended (incorporated by reference from Exhibit 10.10 to the Registrant’s Form S-1, filed with the SEC on May 10, 2011, File No. 333-172254).

10.11#	Addendum to Stock Option Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.27 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description
10.12#	Form of Stock Purchase Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.28 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.13#	Addendum to Stock Purchase Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.14#	Form of Stock Issuance Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.30 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.15#	Addendum to Stock Issuance Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.31 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.16#	2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.16 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.17#	Form of Stock Option Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.17 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.18#	Form of Restricted Stock Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.18 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.19#	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.19 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.20#	2011 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

10.21A#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and David Alberga (incorporated by reference from Exhibit 10.21A to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21B#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Matthew Landa (incorporated by reference from Exhibit 10.21B to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21C#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Scott Mendel (incorporated by reference from Exhibit 10.21C to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21D#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Jon Belmonte (incorporated by reference from Exhibit 10.21D to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21E#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Kourosh Vossoughi (incorporated by reference from Exhibit 10.21E to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21F#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Matthew Ehrlichman (incorporated by reference from Exhibit 10.21F to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description
10.21G#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Sheryl Roland (incorporated by reference from Exhibit 10.21G to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21H#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Thomas Clancy (incorporated by reference from Exhibit 10.21H to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21I#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Bruns H. Grayson (incorporated by reference from Exhibit 10.21I to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21J#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Stephen L. Green (incorporated by reference from Exhibit 10.21J to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21K#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Joseph Levin (incorporated by reference from Exhibit 10.21K to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21L#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Scott Schultz (incorporated by reference from Exhibit 10.21L to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21M#	Indemnification Agreement, dated January 19, 2012, by and between the Registrant and
Darko Dejanovic (incorporated by reference from Exhibit 10.21M to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.21N#	Indemnification Agreement, dated January 9, 2012, by and between the Registrant and Kevin Biggs (incorporated by reference from Exhibit 10.21N to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.22A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and David Alberga (incorporated by reference from Exhibit 10.20A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.22B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and David Alberga (incorporated by reference from Exhibit 10.20B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.23A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and Jon Belmonte (incorporated by reference from Exhibit 10.21A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.23B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and Jon Belmonte (incorporated by reference from Exhibit 10.21B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.24A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and Matthew Landa (incorporated by reference from Exhibit 10.22A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.24B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and Matthew Landa (incorporated by reference from Exhibit 10.22B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.25A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and
Kourosh Vossoughi (incorporated by reference from Exhibit 10.23A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.25B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and Kourosh Vossoughi (incorporated by reference from Exhibit 10.23B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description
10.26A#	Retention Agreement, dated March 8, 2010, by and between the Registrant and Scott Mendel (incorporated by reference from Exhibit 10.24A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.26B#	Amendment to Retention Agreement, dated March 8, 2010, by and between the Registrant and Scott Mendel (incorporated by reference from Exhibit 10.24B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.27#	Employment Offer Letter, dated January 5, 2010, by and between Registrant and Scott Mendel (incorporated by reference from Exhibit 10.39 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.28#	Employment Offer Letter, dated March 1, 2007, by and between Registrant and Matthew Ehrlichman, as amended (incorporated by reference from Exhibit 10.40 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.29#	Employment Offer Letter, dated December 4, 2007, by and between Registrant and Sheryl D. Roland (incorporated by reference from Exhibit 10.41 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.30#	Change in Control Agreement, dated July 15, 2010, by and between the Registrant and Sheryl Roland (incorporated by reference from Exhibit 10.42 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.31#	Form of Performance Based Restricted Stock Unit Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, File No. 001-35187).

10.32#	Transition Services Agreement, dated November 14, 2011, Jon Belmonte and the Registrant (incorporated by reference from Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, File No. 001-35187).

10.33	Credit Agreement, dated as of December 16, 2011, by and among the Registrant, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (incorporated by reference from Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2011, File No. 001-35187).

10.34	Security Agreement, dated as of December 16, 2011, by and among the Registrant, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2011, File No. 001-35187).

10.35	Pledge Agreement, dated as of December 16, 2011, by and among the Registrant, as Borrower and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.35 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2011, File No. 001-35187).

10.36#	Employment Offer Letter, dated May 4, 2011, by and between Registrant and Darko Dejanovic, as amended (incorporated by reference from Exhibit 10.36 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.37#	Retention Agreement, dated April 29, 2011, by and between the Registrant and Darko Dejanovic (incorporated by reference from Exhibit 10.37 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

Exhibit Number	Exhibit Description

10.38	Office Lease, dated March 30, 2010, between 1600 Market Street Property Trust and StarCite, Inc. (incorporated by reference from Exhibit 10.38 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on Signature Page).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Alberga.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Scott Mendel.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Alberga.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott Mendel.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Confidential Treatment Request.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.