Form 10-Q
period 2012-03-31
ACTIVE NETWORK INC
filed 2012-05-09
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

As of April 30, 2012, the registrant had 58,498,530 shares of Common Stock ($0.001 par value) outstanding.

The Active Network, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,014	$108,699
Restricted cash	1,502	1,502
Accounts receivable, net	85,154	66,469
Inventories	3,080	1,662
Prepaid expenses and other current assets	7,288	6,179

Total current assets	192,038	184,511
Property and equipment, net	34,416	33,830
Software development costs, net	46,816	45,093
Goodwill	243,797	243,320
Intangible assets, net	83,489	90,340
Deposits and other assets	1,971	2,133

Total assets	$602,527	$599,227

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,293	$8,516
Registration fees payable	110,174	72,405
Accrued expenses	42,775	41,106
Deferred revenue	66,270	54,919
Current portion of debt	10,000	5,000
Capital lease obligations, current portion	2,385	3,317
Other current liabilities	4,113	42,613

Total current liabilities	244,010	227,876
Capital lease obligations, net of current portion	1,023	1,652
Other long-term liabilities	5,862	6,147
Deferred tax liability	17,608	16,913

Total liabilities	268,503	252,588
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value—authorized, 100,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value—authorized, 1,000,000; issued, 59,943 and 58,219; outstanding, 58,167 and 56,443	60	58
Treasury stock (at cost, 1,776 shares)	(11,959)	(11,959)
Additional paid-in capital	632,710	625,875
Accumulated other comprehensive income	8,809	7,923
Accumulated deficit	(295,596)	(275,258)

Total stockholders’ equity	334,024	346,639

Total liabilities and stockholders’ equity	$602,527	$599,227

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Revenue:
Technology revenue	$84,120	$63,108
Marketing services revenue	10,318	9,604

Total net revenue	94,438	72,712
Cost of net revenue:
Cost of technology revenue	45,655	32,988
Cost of marketing services revenue	1,316	1,162

Total cost of net revenue	46,971	34,150

Gross profit	47,467	38,562
Operating expenses:
Sales and marketing	25,024	16,940
Research and development	21,209	16,176
General and administrative	16,544	10,588
Amortization of intangibles	5,692	3,703

Total operating expenses	68,469	47,407

Loss from operations	(21,002)	(8,845)
Interest income	25	30
Interest expense	(151)	(1,284)
Other income (expense), net	1,401	(51)

Loss before provision for income taxes	(19,727)	(10,150)
Provision for income taxes	611	792

Net loss	(20,338)	(10,942)

Accretion of redeemable convertible preferred stock	—	(7,410)

Net loss attributable to common stockholders	$(20,338)	$(18,352)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.36)	$(2.16)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	56,982	8,514

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(20,338)	$(10,942)
Other comprehensive income:
Foreign currency translation	886	1,451

Total other comprehensive income	886	1,451

Comprehensive loss	$(19,452)	$(9,491)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(20,338)	$(10,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,976	10,671
Allowance for doubtful accounts	73	338
Gain on contingent consideration	(1,086)	—
Amortization of debt financing costs	54	—
Stock-based compensation expense	3,029	744
Deferred tax liability	640	787
Accretion of discount on debt	—	113
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(18,647)	(11,704)
Inventories	(1,418)	—
Prepaid expenses and other assets	(1,049)	(1,301)
Accounts payable	(427)	867
Registration fees payable	37,769	40,524
Accrued expenses	3,145	7,046
Income taxes payable	249	—
Deferred revenue	11,319	1,458
Deferred rent	186	658

Net cash provided by operating activities	28,475	39,259
Investing activities
Purchases of property and equipment	(5,849)	(3,076)
Software development costs	(5,285)	(4,570)
Cash (paid) received for acquisitions, net of cash acquired	(38,037)	520

Net cash used in investing activities	(49,171)	(7,126)
Financing activities
Proceeds from exercise of stock options and common stock warrants	3,722	914
Payments on capital lease obligations	(1,561)	(145)
Repayment of long-term obligations	—	(3,364)
Proceeds from debt	5,000	—
Deferred cost of initial public offering	—	(250)
Repurchase of unvested common stock	—	(13)

Net cash provided by (used in) financing activities	7,161	(2,858)
Effect of exchange rates on cash	(150)	115

Net increase (decrease) in cash and cash equivalents	(13,685)	29,390
Cash and cash equivalents at beginning of period	108,699	31,441

Cash and cash equivalents at end of period	$95,014	$60,831

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$97	$1,021

Cash paid during the period for taxes	$149	$—

Supplemental disclosures of noncash financing and investing activities
Fixed asset purchases included in accounts payable	$1,812	$1,127

Acquisition of equipment and software under capital leases	$—	$397

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

The Active Network, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business

The Active Network, Inc., a Delaware corporation, and its subsidiaries (“Active” or the “Company”), provide cloud computing applications for activity and participant management™ that form an online network connecting a fragmented and diverse group of activity and event organizers with a large base of potential participants. The Company’s technology platform transforms the way organizers manage their activities and events by automating online registrations and streamlining other critical management functions, while driving consumer participation to their activities and events.

2. Basis of Presentation

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Active and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 and condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial condition and results of operations and cash flows for the three months ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2012 and 2011 are unaudited. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for fiscal year 2012 or for any other interim period or for any other future year. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to increase the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011, and is to be applied retrospectively. The adoption of this guidance affected the presentation of other comprehensive income but did not affect the Company’s financial position or results of operations.

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

3. Business Combinations

Acquisition of StarCite, Inc.

On December 30, 2011, the Company completed the acquisition of all of the outstanding shares of StarCite, Inc. (“StarCite”), a provider of a technology platform that delivers content and services for meetings and event planning to corporations, hotels, venues and meetings suppliers for consideration of $57.6 million in cash, shares of the Company’s common stock, and contingently issuable shares of the Company’s common stock. The acquisition enables the Company to provide an integrated solution for the events space and broaden its customer base.

Total consideration comprised $38.1 million in cash, 1,350,000 shares of common stock with a fair value of approximately $18.4 million and 150,000 shares of contingently issuable common stock with an acquisition date fair value of approximately $1.1 million to be issued in the event that the Company’s shares of common stock do not close trading at or above $15.00 per share on the New York Stock Exchange for at least three consecutive days at any time during the sixty day period following the effective date of a registration statement filed to register the shares issued, pursuant to the agreement and plan of merger. The estimated fair value of the contingent consideration was determined using the Monte Carlo Simulation approach, which involves key assumptions including the estimated contingency period, volatility of the common stock and the probability of achieving the targeted price and was included in current liabilities in the consolidated balance sheets. As of March 31, 2012, the estimated fair value of the contingent consideration was less than $0.1 million. The change in the estimated fair value of the contingent consideration was recorded in other income in the Company’s condensed consolidated statements of operations. This estimated fair value of the contingent consideration may differ from the amount that is ultimately payable with any changes in the liability recorded as acquisition-related costs in the Company’s consolidated statements of operations until the common stock has been registered.

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

As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the estimated fair value of assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible liabilities acquired and identifiable intangible assets, which is expected to be completed during 2012. The estimated fair value of assets acquired and liabilities assumed for the StarCite acquisition, as of the date of the acquisition, is as follows (in thousands) (unaudited):

Cash	$572
Restricted cash	692
Accounts receivable	14,566
Prepaid and other assets	1,301
Fixed assets	1,912
Goodwill	21,780
Intangible assets	36,500
Accounts payable	(1,398)
Accrued expenses	(5,459)
Deferred revenue	(11,286)
Capital lease obligations	(480)
Other liabilities	(370)
Unfavorable leases	(695)

Total purchase price	$57,635

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

	$36,500

Goodwill of $21.8 million, none of which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from StarCite. The carrying amount of goodwill is allocated to the technology operating segment of the Company.

The Company also entered into termination agreements with certain StarCite executives in connection with the acquisition resulting in an expense of approximately $1.9 million. These expenses were treated as acquisition-related expenses and were included in the consolidated statements of operations during fiscal 2011.

Pro Forma Financial Information (unaudited)

The following table presents the unaudited pro forma results for the three months ended March 31, 2012 and 2011. The unaudited pro forma financial information combines the results of operations of the Company and StarCite as though the companies had been combined as of the beginning of fiscal 2011. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets as though StarCite was combined as of the beginning of fiscal year 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of StarCite had taken place at the beginning of fiscal year 2011.

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$94,438	$83,575
Net loss attributable to common shareholders	$(20,338)	$(22,767)
Basic and diluted net loss per share attributable to common shareholders	$(0.36)	$(2.31)

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

As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the estimated fair value of assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets acquired and identifiable intangible assets, which is expected to be completed during 2012. The estimated fair value of assets acquired and liabilities assumed for the RTP acquisition, as of the date of the acquisition, is as follows (in thousands) (unaudited):

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

As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the estimated fair value of assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets acquired and identifiable intangible assets, which is expected to be completed during 2012. The estimated fair value of assets acquired and liabilities assumed for the ServiceU acquisition, as of the date of the acquisition, is as follows (in thousands) (unaudited):

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

The Company’s assets and liabilities that are measured at fair value as of March 31, 2012 are as follows (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Accrued liabilities:
Contingent consideration associated with business combination (Note 3)	$—	$—	$38	$38

The Company’s assets and liabilities that are measured at fair value as of December 31, 2011 are as follows (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Accrued liabilities:
Contingent consideration associated with business combination (Note 3)	$—	$—	$1,124	$1,124

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

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

Contingent Consideration
Balance at December 31, 2011	1,124
Changes in fair value of contingent consideration	(1,086)

Balance at March 31, 2012	$38

5. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, by category is as follows (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$49,123	$54,101
Registration receivable	37,614	14,006
Less: Allowance for doubtful accounts	(1,583)	(1,638)

Accounts receivable, net	$85,154	$66,469

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, returns and discounts experience and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had write-offs of the allowance for doubtful accounts of $0.4 million and $0.3 million during three months ended March 31, 2012 and 2011, respectively.

6. Property and Equipment

Property and equipment by category is as follows (in thousands):

	March 31, 2012	December 31, 2011
Computer and software	$67,815	$63,947
Furniture and fixtures	9,363	10,586
Leasehold improvements	5,163	3,438

Total	82,341	77,971
Less: Accumulated depreciation	(47,925)	(44,141)

Property and equipment, net	$34,416	$33,830

Depreciation expense was $3.8 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively.

Included in fixed assets are $9.5 million of equipment under capital lease at March 31, 2012 and December 31, 2011, respectively. Accumulated amortization of assets under capital lease totaled $6.1 million and $5.5 million at March 31, 2012 and December 31, 2011, respectively.

7. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	March 31, 2012	December 31, 2011
Software development costs	$71,464	$65,696
Less: Accumulated amortization	(24,648)	(20,603)

Software development costs, net	$46,816	$45,093

Amortization expense was $4.0 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively.

8. Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2012 is as follows (in thousands):

	Technology Services	Marketing Services	Total
Balance at December 31, 2011	$230,602	$12,718	$243,320
Adjustments related to prior year acquisitions	(87)	—	(87)
Effect of exchange rate changes	564	—	564

Balance at March 31, 2012	$231,079	$12,718	$243,797

Adjustments to goodwill during the three months ended March 31, 2012 represent contingent consideration and net asset settlement adjustments recorded during the year that related to acquisitions made in the preceding year.

9. Intangible Assets

Intangible assets are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets.

The carrying values of amortized intangible assets are as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$29,084	$(14,296)	$14,788	$36,609	$(20,351)	$16,258
Non-compete agreements	2,917	(527)	2,390	3,850	(1,085)	2,765
Customer relationships	48,901	(9,914)	38,987	67,891	(26,799)	41,092
Trade names	13,419	(2,778)	10,641	16,568	(5,566)	11,002
Customer contracts	48,188	(31,505)	16,683	52,219	(32,996)	19,223

	$142,509	$(59,020)	$83,489	$177,137	$(86,797)	$90,340

Amortization of intellectual property is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of technology revenue	$1,348	$1,257
Cost of marketing services revenue	117	136
Operating expenses	5,692	3,703

Total	$7,157	$5,096

10. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	March 31, 2012	December 31, 2011
Accrued compensation	$20,949	$17,875
Sales and other foreign taxes	5,311	5,006
Accrued penalties	3,294	3,154
Accrued rebates	1,881	1,846
Other	11,340	13,225

Accrued expenses	$42,775	$41,106

As of March 31, 2012, accrued compensation was comprised of accrued salaries of $11.0 million, accrued personal time off of $3.3 million, accrued self-insurance of $1.1 million, amounts payable for 401K contributions of $0.3 million, deferred bonuses of $4.2 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $1.0 million. As of December 31, 2011, accrued compensation was comprised of accrued salaries of $10.7 million, accrued personal time off of $1.0 million, accrued self-insurance of $0.8 million, amounts payable for 401K contributions of $0.1 million, deferred bonuses of $4.9 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $0.4 million.

11. Long-Term Debt

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

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 2.08% and 3.75% as of March 31, 2012 and December 31, 2011, respectively.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility. As of March 31, 2012 and December 31, 2011, respectively, the Company was in compliance with all specified financial covenants.

The Company had $10.0 million and $5.0 million outstanding, under the Credit Facility at March 31, 2012 and December 31, 2011, respectively. There was $32.2 million and $39.8 million available under the Credit Facility as of March 31, 2012 and December 31, 2011, respectively.

12. Commitments and Contingencies

Operating Leases

The Company leases its office and datacenter facilities under noncancelable leases that expire at various times through 2021. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $3.4 million and $2.7 million for three months ended March 31, 2012 and 2011, respectively.

Guarantees

The Company enters into arrangements with third-party customers to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of March 31, 2012 and December 31, 2011, the Company had guarantees of $16.4 and $14.2 million, respectively.

Sales and Use Tax

The Company accrues for sales and use taxes in certain states. The Company performed an analysis of its potential liability in states where it had not previously remitted these taxes. Based on the results of the analysis, the Company established a reserve for estimated claims from states where sales and use tax had not been remitted of $4.6 million and $4.3 million at March 31, 2012 and December 31, 2011, respectively.

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

In the normal course of business, the Company may incur penalties from customers related to power outages or other technical disruptions. As a result of this potential exposure, the Company accrued liabilities of $3.3 million and $3.2 million as of March 31, 2012 and December 31, 2011, respectively. Penalties are reflected as a reduction in revenue or as an increase to cost of revenue in the Company’s condensed consolidated statements of operations.

In December 2010, the Company became aware of a security breach in one of the legacy computer systems it acquired in an acquisition. This breach could potentially result in an unauthorized acquisition and use of credit card data and could result in assessments or damages from claims asserted by organizers or participants. The Company has performed an internal investigation to assess the potential exposure of the breach and determined it to be insignificant; accordingly, no amounts have been accrued as of March 31, 2012 or December 31, 2011. To date the Company has paid approximately $0.1 million in assessments associated with this breach.

13. Legal Proceedings

From time to time, the Company is involved in disputes, litigation and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses. The Company has not recorded an accrual for any potential losses as of March 31, 2012 or December 31, 2011.

14. Stockholders’ Equity

Common Stock

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

15. Stock Plans and Stock-Based Compensation

Employee Stock Purchase Plan

In April 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “2011 ESPP Plan”), which became effective upon the Company’s initial public offering (“IPO”) in May 2011. The 2011 ESPP Plan allows participating employees to contribute up to 20% of their earnings, up to a maximum of $25,000 per annum, to purchase shares of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of the offering period, or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company’s compensation committee may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. As of March 31, 2012 and December 31, 2011, there were 1,635,857 and 1,071,424 shares of common stock available for issuance under the 2011 ESPP Plan, respectively. As defined by the authoritative guidance for stock-based compensation, the 2011 ESPP Plan is a compensatory plan, and therefore, stock-based compensation expense related to the ESPP Plan is recorded in the Company’s condensed consolidated statements of operations.

Employee Stock Purchase Plan Activity

The Company’s first offering period of the 2011 ESPP Plan began in August 2011. The fair value of each purchase option under the 2011 ESPP Plan is estimated at the beginning of each six-month purchase period using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended March 31,
2012
Volatility	57.9%
Expected dividend yield	—
Risk-free rate	0.1%
Expected term (in years)	0.5

The weighted-average estimated fair value of employee stock purchase plan shares to be issued in conjunction with the offering period occurring during the three months ended March 31, 2012 was $4.83 per share.

As of March 31, 2012, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the 2011 ESPP Plan was $0.1 million, which is expected to be recognized over a weighted-average period of less than six months.

Stock Incentive Plans

In January 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”) and retired the 1999 Stock Option Plan (the “1999 Plan”) and assumed certain options under the 1999 Plan. Grants under the 2002 Plan may be incentive stock options or nonqualified stock options. The 2002 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the compensation committee. The majority of awards issued under the 2002 Plan vests over two to four years, and has a term of ten years. Upon the Company’s IPO in May 2011, the Company’s ability to grant awards under the 2002 Plan was terminated. As of March 31, 2012 and December 31, 2011, options to purchase 9,399,271 shares and 11,201,208 shares of common stock were outstanding under the 2002 Plan, respectively. The 2002 Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2002 Plan.

In April 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective upon the Company’s IPO. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units (“RSUs”), performance shares, performance restricted stock units (“PRSUs”), cash-based awards and other stock-based awards. The 2011 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms and conditions of the awards. Stock options expire on terms as determined by the compensation committee, but not more than ten years after the date of grant. The majority of awards issued under the 2011 Plan vests over one to four years. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance units, cash-based awards and other stock-based awards may be granted to employees and consultants. The maximum number of shares of common stock issuable pursuant to the 2011 Plan is 6,945,244, plus the shares of common stock subject to options or awards outstanding pursuant to the 2002 Plan that expire, terminate, cancel, or are forfeited or are repurchased after the adoption of the 2011 Plan. As of March 31, 2012 and December 31, 2011, there were 4,881,123 shares and 3,298,733 shares available for grant under the 2011 Plan, respectively. As of March 31, 2012 and December 31, 2011, options to purchase 874,460 shares and 403,600 shares of common stock were outstanding under the 2002 Plan, respectively.

Early Exercise of Stock Options

The Company issued 50,408 shares of common stock during the three months ended March 31, 2011 for stock options exercised prior to vesting. The unvested shares are subject to the Company’s repurchase right at the lesser of the original exercise price or market price. The proceeds from the early exercise of stock options are recorded in other long-term liabilities and reclassified to common stock as the shares vest and the Company’s repurchase rights lapse. No shares of common stock were issued for stock options exercised prior to vesting during the three months ended March 31, 2012.

There were 356,613 and 415,017 shares held by employees which were subject to repurchase for early exercise of stock options at an aggregate purchase price of $0.7 million and $0.8 million at March 31, 2012 and December 31, 2011, respectively.

Stock Option Activity

Stock option activity for the three months ended March 31, 2012 is as follows (in thousands, except share, per share and term data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	11,604,808	$3.71	6.74	$115,144

Granted	498,360	16.25
Exercised	(1,724,194)	2.16
Cancelled or expired	(105,243)	7.11

Outstanding at March 31, 2012	10,273,731	$4.54	6.81	$126,301

Options exercisable at March 31, 2012	9,409,252	$3.55	6.54	$124,925

Options vested and expected to vest at March 31, 2012	9,843,280	$4.38	6.70	$122,609

The aggregate intrinsic value represents the difference between the quoted closing market price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The Company’s fair value of its common stock was $16.83 and $13.78 as of March 31, 2012 and 2011, respectively. The total intrinsic value of options exercised was approximately $23.0 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively.

The weighted-average grant date fair value of options granted was $7.32 and $3.73 for the three months ended March 31, 2012 and 2011, respectively.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $18.3 million as of March 31, 2012 and is expected to be recognized over a weighted-average period of 3.0 years.

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted in the periods presented:

	Three Months Ended March 31,
	2012	2011
Volatility	51.8-52.7%	48.8-49.2%
Expected dividend yield	—	—
Risk-free rate	0.8-1.1%	1.8-2.2%
Expected term (in years)	5.0	4.8

Restricted Stock Activity

A summary of restricted stock activity during the three months ended March 31, 2012, is presented as follows:

Restricted Stock	Number of Shares	Weighted- Average Remaining Contractual Term
Nonvested at December 31, 2011	663,127	3.74
Granted (RSUs)	779,561
Granted (PRSUs)	67,099
Vested	—
Forfeited	—

Nonvested at March 31, 2012	1,509,787	2.04

Restricted stock unit awards granted vest annually over a one to four-year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates. The number of shares subject to PRSUs granted represents the aggregate target awards for such PRSUs. The number of shares ultimately issued will be determined based on the Company’s performance and individual performance related to revenue and operational targets. The shares, if any, will be issued following the end of the applicable performance period.

The Company measures the fair value of restricted awards at the closing stock price of the Company’s common stock on the date of grant, and the fair value is recognized as expense over the requisite service period. The per unit weighted-average grant date fair value of RSUs granted was $17.04 for the three months ended March 31, 2012. The per unit weighted-average grant date fair value of PRSUs granted was $15.75 for the three months ended March 31, 2012. No RSUs or PRSUs were granted during the three months ended March 31, 2011.

At March 31, 2012, remaining unrecognized compensation cost related to restricted stock was $23.0 million and is expected to be recognized over a weighted-average period of 3.3 years.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$60	$16
Sales and marketing	696	187
Research and development	452	118
General and administrative	1,821	423

Total stock-based compensation	$3,029	$744

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$2,168	$685
Restricted stock	655	59
PRSUs	36	—
ESPP	170	—

Total stock-based compensation	$3,029	$744

16. Net Loss Attributable to Common Stockholders

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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net loss per share:
Net loss	$(20,338)	$(10,942)
Less: accretion of redeemable convertible preferred stock	—	(7,410)

Net loss attributable to common stockholders	$(20,338)	$(18,352)

Weighted-average common shares outstanding:
Basic and diluted	56,982	8,514

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.36)	$(2.16)

Potentially dilutive securities not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented is as follows:

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock and common stock subject to repurchase	11,168,550	12,490,502
Restricted stock	697,012	51,758
Employee stock purchase plan shares	72,966	—
Convertible Preferred	—	8,807,090
Redeemable Convertible Preferred	—	25,824,801
Common stock warrants	634	247,711
Common stock issuable upon conversion of debt	—	287,601

	11,939,162	47,709,463

17. Segment Information

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

Summarized information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenue by segment:
Technology	$84,120	$63,108
Marketing services	10,318	9,604

Total net revenue	$94,438	$72,712

	Three Months Ended March 31,
	2012	2011
Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$6,052	$9,321
Marketing services	2,309	3,133

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	8,361	12,454
Depreciation and amortization	(14,976)	(10,671)
Stock-based compensation expense	(3,029)	(744)
Unallocated corporate costs	(11,358)	(9,884)

Loss from operations	$(21,002)	$(8,845)

The Company allocates its net revenue to geographic regions based on the customer’s location. The following tables set forth net revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended March 31,
	2012	2011
Net revenue:
North America	$91,222	$70,611
Europe and other	3,216	2,101

Total net revenue	$94,438	$72,712

	March 31, 2012	December 31, 2011
Assets:
North America	$599,064	$596,039
Europe and other	3,463	3,188

Total assets	$602,527	$599,227

Long-lived assets:
North America	$409,123	$413,461
Europe and other	1,366	1,255

Total long-lived assets	$410,489	$414,716

18. Income Taxes

The effective tax rate of (3.1)% for the three months ended March 31, 2012 differs from the statutory rate primarily due to state taxes, foreign taxes, nondeductible stock option expenses, the increase in the deferred tax liability from the amortization of tax deductible goodwill, and the change in the valuation allowance.

The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Similarly, state deferred tax liabilities in excess of state deferred tax assets are not available to ensure the realization of federal deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess of deferred tax liabilities for the periods presented. As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, the Company has established a valuation allowance against its domestic deferred tax assets. A valuation allowance has not been recorded against the Company’s foreign deferred tax assets as there are sufficient future taxable temporary differences in foreign jurisdictions to assure the realization of foreign deferred tax assets.

In June 2006, the FASB issued guidance regarding uncertainty in income taxes. The Company adopted this interpretation effective January 1, 2008. Pursuant to the guidance, income tax positions must meet a more likely than not recognition threshold in order to be recognized. Tax benefits are then measured using a cumulative benefit approach whereby the largest amount of tax benefit that is greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority is recorded. In accordance with this guidance, the Company recorded a liability of $0.3 million for uncertain tax positions. Such amount is unchanged at March 31, 2012 and December 31, 2011. The entire balance of unrecognized tax benefits at March 31, 2012 and December 31, 2011 would affect the Company’s effective tax rate if recognized. The Company does not expect any material changes in the balance of unrecognized tax benefits during the next twelve months.

The Company’s policy for recording interest and penalties on uncertain tax positions is to record such items as a component of income tax expense. Accrued interest and penalties of $0.2 million were recorded at March 31, 2012 and December 31, 2011, respectively.

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

19. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company recorded revenues from ESPN and its affiliates of less than $0.1 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online registration services agreement with Disney to provide online advertising. The Company recorded revenues from Disney of $0.2 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the United States Tennis Association (“USTA”) as amended in December 2010. A member of the Company’s Board of Directors is the managing director for recreational tennis at the USTA. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. Net revenue from the USTA and its affiliates was approximately $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

20. Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

21. Subsequent Events

StarCite Acquisition

The Company’s registration statement filed to register the contingently issuable shares of common stock as purchase price consideration in connection with the StarCite acquisition became effective on April 11, 2012 (Note 3). Since the Company’s stock price traded at or above $15.00 per share on the New York Stock Exchange for three consecutive days, pursuant to the agreement and plan of merger, the shares of common stock are not required to be issued to the previous shareholders of StarCite.

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

Overview

We are leaders in activity and participant management™ providing cloud computing applications serving a wide range of customer groups including business solutions, community activities, outdoors and sports. We provide applications that form an online network connecting a fragmented and diverse group of activity and event organizers with a large base of potential participants. Our proprietary technology platform transforms the way organizers manage their activities and events by automating online registrations and streamlining other critical management functions, while also driving consumer participation to their events.

We power a broad range of activities, such as reserving a campsite or tee time, signing up for a marathon or sports league, purchasing a fishing or hunting license, or participating in a community event or corporate conference. From the introduction of our platform in 1999, we have experienced significant growth and in 2011, we had over 51,000 customer organizations that drove over 80 million annual consumer registrations. Based on the results of a 2010 online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households. Our proprietary technology platform, ActiveWorks, provides cloud computing applications that reduce the cost and complexity of managing, organizing and promoting these activities and events.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium-sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the three months ended March 31, 2012, we generated revenue of $94.4 million, as compared to $72.7 million in the three months ended March 31, 2011, an increase of 30%.

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

Our technology revenue was 89% of our total revenue for the three months ended March 31, 2012. Net registration revenue was 76% of our technology revenue for the three months ended March 31, 2012. During the three months ended March 31, 2012, we processed approximately 18.2 million consumer registrations. Licensed software, maintenance, hosting and implementation revenue was 24% of our technology revenue for the three months ended March 31, 2012. Our marketing services revenue was 11% of our total revenue for the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2012	2011	% Change
	(Unaudited) (In thousands)
Net registration revenue	$63,519	$51,433	23%
Registrations	18,223	14,859	23%
Net registration revenue per registration	$3.49	$3.46	1%

Registrations increased 3.4 million or 23% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to higher registrations in our outdoors customer group driven by growth from both existing and new state customers, higher registrations in our business solutions customer group due in part to additional registrations from StarCite, a provider of a technology platform that delivers content and services for meetings and event planning, which we acquired in December 2011, and increased registrations in our community activities customer group from sales to new organizations. The average revenue per registration increased 1% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Basis of Presentation

General

The condensed consolidated financial statements include the accounts of The Active Network, Inc. and its wholly-owned subsidiaries. All intercompany balances have been eliminated.

Acquisitions that have been accounted for as purchase transactions are included in the condensed consolidated results from their date of purchase.

Revenue

We report our revenue in two segments:

•	Technology

•	Marketing services

The technology revenue segment is primarily composed of net registration revenue, which is made up of the technology fee we charge a participant when they register for one of our organization’s events. Our technology revenue is generally derived from transactions where we are the merchant of record. Our merchant model provides consumers the ability to book a wide range of events online through our platform. The type of events we offer on our platform can be categorized into the following four primary groups: sports, community activities, outdoors and business solutions. We generate technology revenue for our services based on the technology fee we charge a consumer when they register for one of the events. Consumers generally pay us the registration fee at the time of booking, and we pay the event organizer at a later date. The technology fee is recognized as revenue net of the organization registration fee which is collected directly from our consumer and then we make payment to the event organizer typically on a two week basis. Net registration revenue is recognized when services are provided, net of estimated refunds and other chargebacks. The timing difference between when the cash is collected from our consumers and when payments are made to the event organizers improves our operating cash flow and represents a source of liquidity for us. Technology revenue also includes software licensing, installation, training, maintenance and hosting subscriptions.

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the three month periods ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(20,338)	$(10,942)
Interest expense, net	126	1,254
Provision for income taxes	611	792
Depreciation and amortization	14,976	10,671
Stock-based compensation	3,029	744
Other expense (income), net	(1,401)	51

Adjusted EBITDA	$(2,997)	$2,570

Critical Accounting Policies

In presenting our condensed consolidated financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.

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

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements.

•	Revenue recognition

•	Allowance for doubtful accounts

•	Software development costs

•	Business combinations

•	Impairment of goodwill, indefinite-lived intangible assets and long-lived assets

•	Income taxes

•	Stock-based compensation

As of March 31, 2012, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net revenue:
Technology revenue	$84,120	$63,108
Marketing services revenue	10,318	9,604

Total net revenue	94,438	72,712
Cost of net revenue:
Cost of technology revenue	45,655	32,988
Cost of marketing services revenue	1,316	1,162

Total cost of net revenue	46,971	34,150

Gross profit	47,467	38,562
Operating expenses:
Sales and marketing	25,024	16,940
Research and development	21,209	16,176
General and administrative	16,544	10,588
Amortization of intangibles	5,692	3,703

Total operating expenses	68,469	47,407

Loss from operations	(21,002)	(8,845)
Interest income	25	30
Interest expense	(151)	(1,284)
Other income (expense), net	1,401	(51)

Loss before provision for income taxes	(19,727)	(10,150)
Provision for income taxes	611	792

Net loss	(20,338)	(10,942)
Accretion of redeemable convertible preferred stock	—	(7,410)

Net loss attributable to common stockholders	$(20,338)	$(18,352)

	Three Months Ended March 31,
	2012	2011
	(As of percentage of net revenue)
Net revenue	100%	100%
Cost of net revenue	50	47

Gross profit	50	53
Operating expenses:
Sales and marketing	26	23
Research and development	22	22
General and administrative	18	15
Amortization of intangibles	6	5

Total operating expenses	73	65
Loss from operations	(22)	(12)
Interest income	—	—
Interest expense	—	(2)
Other income (expense), net	1	—

Loss before provision for income taxes	(21)	(14)
Provision for income taxes	1	1

Net loss	(22)%	(15%)

Three Months March 31, 2012 and 2011

Net Revenue

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Net revenue:
Technology revenue	$84,120	$63,108	33%
Marketing services revenue	10,318	9,604	7%

Net revenue	$94,438	$72,712	30%

Total revenue increased $21.7 million, or 30%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as discussed below.

Technology revenue. Net registration revenue increased $12.1 million or 23% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was driven by an increase in our business solutions customer group largely as a result of the StarCite acquisition, new large state customers in our outdoors customer group, and growth in our community activities customer group. Software revenue increased $8.9 million or 76% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as a result of higher software revenue in our community activities customer group related to our faith offerings and an increase in software revenue in our business solutions customer group largely as a result of the StarCite acquisition, as well as increased hosting and implementation revenue in our business solutions customer group. In total, technology revenue increased $21.0 million or 33% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Marketing services revenue. Revenue increased $0.7 million, or 7% for the three months ended March 31, 2012, resulting mainly from higher revenue related to website development, growth in membership programs and our daily deals program, offset by a decline in online advertising revenue mainly resulting from the expiration of a large one-time online advertising contract in 2011.

Costs and Expenses

Employee related expenses. Headcount and its related expenses make up a significant portion of our total expenses. We define employee related expenses as salaries, fringe benefits, facilities costs, employee travel, commissions, bonuses, stock-based compensation and other employee expenses.

Cost of Net Revenue

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Cost of net revenue	$46,971	$34,150	38%
Headcount (at period end)	1,595	1,267	26%

Cost of net revenue increased $12.8 million or 38% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Employee related costs increased $5.9 million as a result of a 26% increase in headcount as we added call center, information technology and implementation support employees to support our revenue growth. Amortization of software that was capitalized in earlier periods, depreciation for fixed assets and amortization expense increased $2.4 million. Other cost of goods sold including credit card processing fees, network and website hosting, software expense and hardware maintenance costs increased $4.3 million or 28% to support our revenue growth, data centers and infrastructure growth for new products.

Sales and Marketing

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Sales and marketing	$25,024	$16,940	48%
Headcount (at period end)	608	478	27%

Sales and marketing expense increased $8.1 million or 48% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to a $7.1 million increase in employee related expenses, primarily due to a 27% increase in headcount as we invested in our sales and marketing staff for future business growth. Marketing expenses also increased $0.5 million mainly due to increased trade show spending, and expenses for contractors increased $0.4 million.

Research and Development

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Research and development	$21,209	$16,176	31%
Headcount (at period end)	1,045	869	20%

Research and development expense increased $5.0 million or 31% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily due to a $5.7 million increase in employee related costs resulting from a 20% increase in headcount driven by our continued development of ActiveWorks and implementations for new customers. The increase in employee related costs was offset by additional capitalized software of $0.7 million.

General and Administrative

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
General and administrative	$16,544	$10,588	56%
Headcount (at period end)	310	257	21%

General and administrative expense increased $6.0 million or 56% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Employee related expenses increased $4.8 million due to higher salaries and benefits costs resulting from a 21% increase in headcount to allow us to support the business, as well as higher stock-based compensation expense due to increases in the fair value of our common stock and the number of stock options and restricted stock units granted. Contractor expenses also increased $0.8 million to support our public company and acquisition requirements.

Amortization of Intangibles

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Amortization of intangibles	$5,692	$3,703	54%

Amortization of intangibles increased $2.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was due to $3.0 million of additional amortization expense related to recent acquisitions, offset by a $1.0 million decline in amortization expense for acquisitions completed prior to 2009 as useful lives on certain intangibles were met.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Interest income	$25	$30	(17)%
Interest expense	(151)	(1,284)	(88)%
Other income (expense), net	1,401	(51)	2,847%

Interest and other income (expense), net	$1,275	$(1,305)	198%

Interest income decreased less than $0.1 million or 17% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as a result of our transition to bank Earnings Credit Rate, which offsets bank fees with interest income resulting in lower interest income.

Interest expense decreased $1.1 million or 88% to $0.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to a lower average debt balance. Our average debt balance was lower in 2012 because, subsequent to our public offering in May 2011, we paid all of our outstanding debt at that time in full. The remaining interest expense is related to the $10.0 million outstanding under our Credit Facility as of March 31, 2012, as well as capital lease obligations.

Other income (expense), net increased to $1.4 million for the three months ended March 31, 2012, mainly as a result of a gain resulting from the change in the fair value of contingent consideration related to an acquisition, and gains or losses on foreign exchange.

Income Taxes

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Provision for income taxes	$611	$792	(23)%

Income tax expense decreased $0.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The provision for each period is primarily the result of increases in our deferred tax liabilities from the amortization of tax deductible goodwill.

The effective tax rate of (3.1)% for the three months ended March 31, 2012 differs from the statutory rate primarily due to state taxes, foreign taxes, nondeductible stock option expenses, the increase in the deferred tax liability from the amortization of tax deductible goodwill, and the change in the valuation allowance.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Purchases of property and equipment	$(5,849)	$(3,076)
Software development costs	(5,285)	(4,570)
Depreciation and amortization	14,976	10,671
Change in operating assets and liabilities, net	31,127	(37,548)
Borrowing (repayment) of long-term obligations	5,000	(3,364)
Net cash provided by operating activities	28,475	39,259
Net cash used in investing activities	(49,171)	(7,126)
Net cash provided by (used in) financing activities	7,161	(2,858)

As of March 31, 2012, we had cash and cash equivalents of $95.0 million and restricted cash of $1.5 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and non-interest bearing accounts. Restricted cash consists of cash restricted from withdrawal and held by banks as collateral for letters of credit.

We believe that our existing cash and cash equivalents together with cash flows from our operating activities and cash available under our credit facility will be sufficient to fund our operations for at least the next 12 months.

On December 16, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders from time to time a party thereto. The Credit Agreement provides for a five-year, senior secured revolving credit facility in an initial aggregate principal amount of $50.0 million. The credit facility includes a $15.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans, which will be available on a same-day basis. As of March 31, 2012, we had $10.0 million outstanding under the swing line loan facility.

Operating Activities

For the three months ended March 31, 2012, cash provided by operating activities was $28.5 million, taking into account a net loss of $20.3 million, plus $15.0 million in depreciation and amortization expense, $3.0 million in stock-based compensation, $0.6 million change in deferred tax liability, $0.2 million in other items, and $31.1 million net increase from the change in operating assets and liabilities, offset by $1.1 million resulting from a gain on contingent consideration. Net change in operating assets and liabilities included a $37.8 million increase in registration fees payable resulting from an increase in registrations, an $11.3 million increase in deferred revenue resulting from growth in the business, and a $3.1 million increase in accrued expenses offset by an $18.6 million decrease in accounts receivable, resulting from increased registrations and growth in the business, and $2.5 million from a net decrease in other items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $49.2 million, resulting primarily from $5.8 million cash used for capital expenditures and $5.3 million for capitalized software development costs, and $38.1 million related to the payable for the cash consideration for the acquisition of StarCite.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $7.2 million, resulting primarily from $5.0 million in debt proceeds from borrowings under our credit facility and $3.7 million cash received from the exercise of stock options, offset by $1.6 million for payments on capital lease obligations.

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any off balance sheet arrangements.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, operating leases and purchase obligations. As of March 31, 2012, there have been no significant changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On December 16, 2011, we entered into a new Credit Facility that bears interest at floating rates based upon either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. Our exposure to market risk for changes in interest rates relates primarily to the floating interest rate. Accordingly, interest rate increases would increase our interest expense on outstanding Credit Facility balances. As of March 31, 2012, $10.0 million was drawn under the Credit Facility. Based on a sensitivity analysis, an increase of 1% in the floating interest rate would increase our borrowing costs by less than $0.1 million for each $1.0 million of borrowings under the Credit Facility, assuming such borrowings were outstanding for the entire quarter, or a maximum of $0.2 million if we utilized our entire line of credit.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $20.3 for the three months ended March 31, 2012, $15.3 million for the year ended December 31, 2011, $27.3 million for the year ended December 31, 2010 and $37.9 million for the year ended December 31, 2009. At March 31, 2012, we had an accumulated deficit of approximately $295.6 million. We plan to increase our operating expenses in the future as we continue to develop additional functionality and features for our applications, continue to transition our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. If our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve or maintain consistent profitability.

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

If credit card payment processors and service providers fail or no longer agree to provide their services, change their services or terms of service or increase processing fees, our customer relationships could be adversely affected and we could lose business and revenue.

We rely on agreements with large payment processing organizations to enable us to provide credit card authorization, data capture, settlement and merchant accounting services, and access to various reporting tools for the customers we serve. Our credit card processors and service providers could terminate their arrangements with us or fail to perform their services efficiently, or change the services or terms of service provided to us, each of which would adversely affect our relationships with customers and could cause customers to discontinue using our applications. In addition, we cannot guarantee that credit card companies will not increase the transaction fees we incur for each registration we process. If credit card payment processors and service providers fail or no longer agree to provide their services or increase processing fees, our customer relationships could be adversely affected and we could lose business and revenue.

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

We acquired the state hunting and fishing business of Automated License Systems and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. As of March 31, 2012, we operated registration services for fishing and hunting licenses in 25 states or provinces in North America, and provided registration and management services for campgrounds located in 32 states or provinces in North America. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of March 31, 2012, we have been granted five patents by the United States Patent and Trademark Office and have six patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404 is expected to be in connection with our financial statements for the fiscal year ending December 31, 2012. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission or SEC, is disclosed accurately and is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. We are in the middle of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Although as of March 31, 2012, we have no material weaknesses in our internal controls, we have undertaken significant measures to improve the effectiveness of our internal controls in response to material weaknesses we have had in the past which have been remediated. These measures include strengthening our internal staffing and technical expertise in financial accounting and SEC reporting and developing robust review processes and procedures. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we or our independent auditors identify. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

As of March 31, 2012, our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially owned approximately 32% of our outstanding common stock, including restricted stock units awards vested and stock options exercisable within 60 days after March 31, 2012. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers or current beneficial holders of 10% or more of our outstanding common stock except with respect to an agreement between Scott Schultz, one of our directors, and the United States Tennis Association, pursuant to which the

United States Tennis Association receives the pecuniary benefit upon exercise of any options granted to Mr. Schultz. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

None.

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

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through March 31, 2012, we have used the net proceeds of the offering for repayment of debt, funding for our recent acquisitions and for general corporate purposes, including expenditures for financing our growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures. We invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Active Network, Inc.

Date: May 9th, 2012	By:	/S/ DAVID ALBERGA
David Alberga
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 9th, 2012	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of The Active Network, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.