Form 10-Q
period 2012-06-30
ACTIVE NETWORK INC
filed 2012-08-08
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

As of July 31, 2012, the registrant had 59,632,419 shares of Common Stock ($0.001 par value) outstanding.

The Active Network, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,806	$108,699
Restricted cash	875	1,502
Accounts receivable, net	80,926	66,469
Inventories	3,973	1,662
Prepaid expenses and other current assets	7,249	6,179

Total current assets	200,829	184,511
Property and equipment, net	33,690	33,830
Software development costs, net	48,105	45,093
Goodwill	243,089	243,320
Intangible assets, net	76,026	90,340
Other long-term assets	2,322	2,133

Total assets	$604,061	$599,227

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,903	$8,516
Registration fees payable	112,349	72,405
Accrued expenses	39,078	41,106
Deferred revenue	67,886	54,919
Current portion of long-term debt	10,000	5,000
Capital lease obligations, current portion	1,431	3,317
Other current liabilities	2,976	42,613

Total current liabilities	240,623	227,876
Capital lease obligations, net of current portion	801	1,652
Other long-term liabilities	5,915	6,147
Deferred tax liability	18,700	16,913

Total liabilities	266,039	252,588
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value—authorized, 100,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value—authorized, 1,000,000; issued, 60,906 and 58,219; outstanding, 59,130 and 56,443	61	58
Treasury stock (at cost, 1,776 shares)	(11,959)	(11,959)
Additional paid-in capital	639,955	625,875
Accumulated other comprehensive income	7,886	7,923
Accumulated deficit	(297,921)	(275,258)

Total stockholders’ equity	338,022	346,639

Total liabilities and stockholders’ equity	$604,061	$599,227

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Revenue:
Technology revenue	$108,155	$85,553	$192,275	$148,661
Marketing services revenue	13,409	13,452	23,727	23,056

Total net revenue	121,564	99,005	216,002	171,717
Cost of net revenue:
Cost of technology revenue	50,812	38,707	96,467	71,695
Cost of marketing services revenue	2,115	1,480	3,431	2,642

Total cost of net revenue	52,927	40,187	99,898	74,337

Gross profit	68,637	58,818	116,104	97,380
Operating expenses:
Sales and marketing	24,284	18,914	49,308	35,854
Research and development	21,121	16,377	42,330	32,553
General and administrative	16,903	12,308	33,447	22,896
Amortization of intangibles	5,596	3,718	11,288	7,421

Total operating expenses	67,904	51,317	136,373	98,724

(Loss) income from operations	733	7,501	(20,269)	(1,344)
Interest income	25	29	50	59
Interest expense	(90)	(1,406)	(241)	(2,690)
Other income (expense), net	(524)	193	877	142

(Loss) income before provision for income taxes	144	6,317	(19,583)	(3,833)
Provision for income taxes	2,469	788	3,080	1,580

Net (loss) income	(2,325)	5,529	(22,663)	(5,413)

Accretion of redeemable convertible preferred stock	—	(4,400)	—	(11,810)

Net (loss) income attributable to common stockholders	$(2,325)	$1,129	$(22,663)	$(17,223)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.04)	$0.04	$(0.39)	$(0.96)

Diluted	$(0.04)	$0.03	$(0.39)	$(0.96)

Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	58,322	27,269	57,655	17,943

Diluted	58,322	36,877	57,655	17,943

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(2,325)	$5,529	$(22,663)	$(5,413)
Other comprehensive (loss) income:
Foreign currency translation	(923)	(279)	(37)	1,172

Total other comprehensive (loss) income	(923)	(279)	(37)	1,172

Comprehensive (loss) income	$(3,248)	$5,250	$(22,700)	$(4,241)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(22,663)	$(5,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,094	21,508
Loss on extinguishment of debt	—	538
Allowance for doubtful accounts	192	488
Gain on contingent consideration	(1,123)	—
Stock-based compensation expense	7,331	2,812
Deferred tax liability	1,799	1,570
Accretion of discount on debt	—	191
Change in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	627	—
Accounts receivable	(14,690)	(21,797)
Inventories	(2,311)	(1,810)
Prepaid expenses and other assets	(1,318)	(3,498)
Accounts payable	(3,342)	2,584
Registration fees payable	39,944	58,899
Accrued expenses	141	(1,802)
Income taxes payable	249	—
Deferred revenue	13,105	11,461
Deferred rent	184	661

Net cash provided by operating activities	48,219	66,392
Investing activities
Purchases of property and equipment	(9,343)	(5,326)
Capitalized software development	(10,996)	(9,481)
Cash (paid) received for acquisitions, net of cash acquired	(38,037)	520
Payment of contingent consideration	—	(625)

Net cash used in investing activities	(58,376)	(14,912)
Financing activities
Proceeds from issuance of common stock	6,850	2,760
Payments on capital lease obligations	(2,737)	(1,233)
Repayment of long-term debt	—	(41,628)
Proceeds from long-term debt	5,000	—
Repurchase of unvested common stock	—	(13)
Net proceeds from initial public offering	—	114,700

Net cash provided by financing activities	9,113	74,586
Effect of exchange rates on cash	151	—

Net (decrease) increase in cash and cash equivalents	(893)	126,066
Cash and cash equivalents at beginning of period	108,699	31,441

Cash and cash equivalents at end of period	$107,806	$157,507

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$155	$2,054

Cash paid during the period for taxes	$149	$99

Supplemental disclosures of noncash financing and investing activities
Conversion of preferred stock	$—	$404,122

Conversion of debt	$—	$3,504

Fixed asset purchases included in accounts payable	$1,469	$411

Acquisition of equipment and software under capital leases	$—	$397

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three and six months ended June 30, 2012 and 2011 are unaudited. The unaudited condensed consolidated interim financial statements and notes hereto have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial condition, results of operations and comprehensive (loss) income for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011; however, they do not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for fiscal 2012 or for any other interim period or for any other future year. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

3. Business Combinations

Acquisition of StarCite, Inc.

On December 30, 2011, the Company completed the acquisition of all of the outstanding shares of StarCite, Inc. (“StarCite”), a provider of a technology platform that delivers content and services for meetings and event planning to corporations, hotels, venues and meetings suppliers for total consideration of $57.5 million in cash, shares of the Company’s common stock, and contingently issuable shares of the Company’s common stock. The acquisition enables the Company to provide an integrated solution for the events space and broaden its customer base.

Total consideration comprised $38.1 million in cash, 1,350,000 shares of common stock with a fair value of approximately $18.4 million and 150,000 shares of contingently issuable common stock with an acquisition date fair value of approximately $1.1 million to be issued in the event that the Company’s shares of common stock did not close trading at or above $15.00 per share on the New York Stock Exchange for at least three consecutive days at any time during the sixty day period following the effective date of a registration statement filed to register the shares issued, pursuant to the agreement and plan of merger. The estimated fair value of the contingent consideration was determined using the Monte Carlo Simulation approach, which involves key assumptions including the estimated contingency period, volatility of the common stock and the probability of achieving the targeted price and was included in current liabilities in the consolidated balance sheets.

The Company’s common stock traded at or above $15.00 per share for three consecutive days subsequent to April 11, 2012, the effective registration date of the shares; accordingly the contingently issuable shares will not be issuable to the former StarCite securityholders. Immediately prior to the effective date of the registration statement, the estimated fair value of the contingent consideration was approximately $38,000. The change in the estimated fair value of the contingent consideration was recorded in other income in the Company’s condensed consolidated statements of operations and the remaining fair value was transferred from other current liabilities to equity.

The acquisition agreement included an initial escrow of approximately $0.3 million in cash to cover potential expenses of the securityholders’ agent and 300,000 common shares valued at approximately $4.1 million, based on the closing price of the Company’s common stock on the last trading day of fiscal 2011, to satisfy any claims under the indemnification provisions of the agreement for a period of 12 months following the acquisition date. The purchase price is also subject to adjustment based on certain minimum closing working capital thresholds defined under the acquisition agreement, which are expected to be settled in fiscal 2012. During the six months ended June 30, 2012, 14,967 escrow shares valued at approximately $0.2 million were cancelled in order to satisfy indemnification claims related to the acquisition. The cancellation of these shares was recorded as a purchase price adjustment with a corresponding reduction to goodwill.

As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the estimated fair value of assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible liabilities acquired and identifiable intangible assets, which is expected to be completed during fiscal 2012. The estimated fair values of assets acquired and liabilities assumed for the StarCite acquisition are as follows (in thousands):

Cash	$572
Restricted cash	692
Accounts receivable	14,566
Prepaid and other assets	1,301
Fixed assets	1,912
Goodwill	21,762
Intangible assets	36,500
Accounts payable	(1,398)
Accrued expenses	(5,459)
Deferred revenue	(11,286)
Capital lease obligations	(480)
Other liabilities	(528)
Unfavorable leases	(695)

Total purchase price	$57,459

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

Pro Forma Financial Information (unaudited)

The following table presents the unaudited pro forma results for the three and six months ended June 30, 2012 and 2011. The unaudited pro forma financial information combines the results of operations of the Company and StarCite as though the companies had been combined as of the beginning of fiscal 2011. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from this acquisition including amortization charges from acquired intangible assets as though StarCite was combined as of the beginning of fiscal 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of StarCite had taken place at the beginning of fiscal 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$121,564	$110,105	$216,002	$193,679
Net loss attributable to common stockholders	$(2,325)	$(2,615)	$(22,663)	$(22,985)
Basic net loss per share attributable to common shareholders	$(0.04)	$(0.09)	$(0.39)	$(1.19)
Diluted net loss per share attributable to common shareholders	$(0.04)	$(0.07)	$(0.39)	$(1.19)

Acquisition of RTP, LLC

In November 2011, the Company completed the purchase of all of the outstanding units of RTP, LLC (“RTP”), a provider of integrated resort software and solutions. The acquisition enables the Company to strengthen its position as a technology leader and broaden its customer base into the resort space. The purchase consideration was approximately $21.5 million in cash.

The acquisition agreement included an initial escrow of approximately $2.1 million of the total purchase price consideration to satisfy any claims under the indemnification provisions of the agreement for a period of 18 months from the acquisition date. The purchase price is also subject to adjustment based on certain minimum closing working capital thresholds defined under the acquisition agreement, which are expected to be settled in fiscal 2012.

As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the estimated fair value of assets acquired and liabilities assumed. The primary areas of those preliminary estimates that are not yet finalized related to certain tangible assets acquired and identifiable intangible assets, which is expected to be completed during fiscal 2012. The estimated fair values of assets acquired and liabilities assumed for the RTP acquisition are as follows (in thousands):

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

The estimated fair values of assets acquired and liabilities assumed for the ServiceU acquisition are as follows (in thousands):

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

The estimated fair values of assets acquired and liabilities assumed for the Fellowship acquisition are as follows (in thousands):

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

The acquisition was accounted for as a purchase business combination. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$197	3 years
Customer contracts/relationships	2,730	4 years
Complete technology	641	4 years

	$3,568

Goodwill of $5.7 million, which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Fellowship. The carrying amount of goodwill is allocated to the technology operating segment of the Company.

Other Business Combinations

During the year ended December 31, 2011, the Company acquired operations from two other businesses including a provider of web-based church management solutions and a provider of online registration for endurance events. The Company acquired the assets of these two businesses in exchange for $4.6 million in cash. These acquisitions enable the Company to strengthen its position as a technology leader and broaden its customer base in the faith and endurance spaces. The fair values of assets acquired and liabilities assumed were as follows (in thousands):

Cash	$14
Accounts receivable	145
Prepaid and other assets	12
Goodwill	1,362
Intangible assets	3,427
Accounts payable	(20)
Accrued expenses	(27)
Deferred revenue	(296)

Total purchase price	$4,617

The acquisitions were accounted for as purchase business combinations. The excess of the purchase price over the aggregate fair value was recorded as goodwill, which is deductible for tax purposes and is allocated to the technology operating segment. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Customer contracts/relationships	$3,392	3 years
Complete technology	35	3 years

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

The Company has no financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Accrued liabilities:
Contingent consideration associated with business combination (Note 3)	$—	$—	$1,124	$1,124

Level 3 liabilities include contingent consideration payables to selling shareholders, the values of which were determined based on the probability of achieving specific targets. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date is recognized in earnings. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobserved inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

Contingent Consideration
Balance at December 31, 2011	$1,124
Changes in fair value of contingent consideration	(1,123)
Contingent consideration transferred to equity classification (Note 3)	(1)

Balance at June 30, 2012	$—

5. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, by category is as follows (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$60,759	$54,101
Registration receivable	21,815	14,006
Less: Allowance for doubtful accounts	(1,648)	(1,638)

Accounts receivable, net	$80,926	$66,469

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

6. Property and Equipment

Property and equipment by category is as follows (in thousands):

	June 30, 2012	December 31, 2011
Computer and software	$70,313	$63,947
Furniture and fixtures	9,447	10,586
Leasehold improvements	5,231	3,438

Property and equipment	84,991	77,971
Less: Accumulated depreciation	(51,301)	(44,141)

Property and equipment, net	$33,690	$33,830

Depreciation expense was $3.9 million and $3.4 million for the three months ended June 30, 2012 and 2011, respectively, and $7.7 million and $6.8 million for the six months ended June 30, 2012 and 2011, respectively.

Included in fixed assets are $9.5 million of equipment under capital lease at June 30, 2012 and December 31, 2011. Accumulated amortization of assets under capital lease totaled $6.7 million and $5.5 million at June 30, 2012 and December 31, 2011, respectively.

7. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	June 30, 2012	December 31, 2011
Software development costs	$76,861	$65,696
Less: Accumulated amortization	(28,756)	(20,603)

Software development costs, net	$48,105	$45,093

Amortization expense was $4.2 million and $2.2 million for the three months ended June 30, 2012 and 2011, respectively, and $8.2 million and $4.4 million for the six months ended June 30, 2012 and 2011, respectively

8. Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2012 is as follows (in thousands):

	Technology	Marketing Services	Total
Balance at December 31, 2011	$230,602	$12,718	$243,320
Adjustments related to prior year acquisitions	(105)	0	(105)
Effect of exchange rate changes	(126)	0	(126)

Balance at June 30, 2012	$230,371	$12,718	$243,089

Adjustments to goodwill during the six months ended June 30, 2012 represent contingent consideration and net asset settlement adjustments recorded during the year that related to acquisitions made in the preceding year.

9. Intangible Assets

Intangible assets are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets.

The carrying values of amortized intangible assets are as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$27,730	$(14,557)	$13,173	$36,609	$(20,351)	$16,258
Non-compete agreements	2,898	(883)	2,015	3,850	(1,085)	2,765
Customer relationships	47,035	(10,114)	36,921	67,891	(26,799)	41,092
Trade names	13,207	(3,130)	10,077	16,568	(5,566)	11,002
Customer contracts	46,285	(32,445)	13,840	52,219	(32,996)	19,223

Intangible assets	$137,155	$(61,129)	$76,026	$177,137	$(86,797)	$90,340

Amortization of intellectual property is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the classification of amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of technology revenue	$1,363	$1,296	$2,711	$2,553
Cost of marketing services revenue	116	137	233	273
Operating expenses	5,596	3,718	11,288	7,421

Total amortization of acquired intangible assets	$7,075	$5,151	$14,232	$10,247

10. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	June 30, 2012	December 31, 2011
Accrued compensation	$17,250	$17,875
Sales and other foreign taxes	7,432	5,006
Accrued penalties (Note 12)	1,150	3,154
Accrued rebates	2,964	1,846
Other accrued expenses	10,282	13,225

Accrued expenses	$39,078	$41,106

As of June 30, 2012, accrued compensation was comprised of accrued salaries of $8.2 million, accrued personal time off of $4.2 million, accrued bonuses of $2.6 million, accrued self-insurance of $1.3 million, amounts payable for 401K contributions of $0.3 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $0.7 million. As of December 31, 2011, accrued compensation was comprised of accrued salaries of $10.7 million, accrued personal time off of $1.0 million, accrued self-insurance of $0.8 million, amounts payable for 401K contributions of $0.1 million, accrued bonuses of $4.9 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $0.4 million.

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

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 1.97% and 3.75% as of June 30, 2012 and December 31, 2011, respectively.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility. As of June 30, 2012 and December 31, 2011, respectively, the Company was in compliance with all specified financial covenants.

The Company had $10.0 million and $5.0 million outstanding, under the Credit Facility as of June 30, 2012 and December 31, 2011, respectively. There was $33.9 million and $39.8 million available under the Credit Facility as of June 30, 2012 and December 31, 2011, respectively.

12. Commitments and Contingencies

Operating Leases

The Company leases its office and datacenter facilities under non-cancelable leases that expire at various times through 2021. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $3.6 million and $2.7 million for the three months ended June 30, 2012 and 2011, respectively, and $7.0 million and $5.4 million for the six months ended June 30, 2012 and 2011, respectively.

Guarantees

The Company enters into arrangements with third-party customers to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of June 30, 2012 and December 31, 2011, the Company had guarantees of $9.9 and $14.2 million, respectively.

Sales and Use Tax

The Company accrues for sales and use taxes in certain states. The Company performed an analysis of its potential liability in states where it had not previously remitted these taxes. Based on the results of the analysis, the Company established a reserve for estimated claims from states where sales and use tax had not been remitted of $4.8 million and $4.3 million at June 30, 2012 and December 31, 2011, respectively.

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

In the normal course of business, the Company may incur penalties from its customers for various technical disruptions. The Company records a liability, on a contract-by-contract basis, for specific matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The Company subsequently reduces the liability as these matters are settled. The Company had accruals for these technical disruptions of $1.2 million and $3.2 million at June 30, 2012 and December 31, 2011, respectively.

In December 2010, the Company became aware of a security breach in one of the legacy computer systems it acquired in an acquisition. This breach could potentially result in an unauthorized acquisition and use of credit card data and could result in assessments or damages from claims asserted by organizers or participants. The Company has performed an internal investigation to assess the potential exposure of the breach and determined it to be insignificant; accordingly, no amounts have been accrued as of June 30, 2012 or December 31, 2011. To date the Company has paid approximately $0.1 million in assessments associated with this breach.

13. Legal Proceedings

From time to time, the Company is involved in disputes, litigation and other legal actions which may arise in the normal course of business. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses. The Company has not recorded an accrual for any potential losses as of June 30, 2012 or December 31, 2011.

On December 16, 2011, Monster Worldwide, Inc. (“Monster”) filed a complaint in the United States District Court for the Southern District of New York against a former employee and current Company executive. The complaint alleges the Company executive violated a non-solicitation agreement with Monster by soliciting and hiring two senior technology employees from Monster. Monster seeks monetary damages for the value of restricted stock originally granted by Monster to the Company executive, attorney’s fees and a permanent injunction against further solicitation and hiring of Monster personnel.

On February 7, 2012, Monster filed an amended complaint to add additional allegations and an alternative request for damages against the Company executive should it not be able to recover the value of restricted stock granted to the former employee.

On June 7, 2012, Monster filed a second amended complaint to add allegations and claims against (1) another former employee of Monster and current Company employee and (2) Active. The claims against this Company employee are similar to the claims alleged in the original complaint against the Company executive and arise from alleged violations of a non-solicitation agreement with Monster by soliciting and hiring an additional employee of Monster. Active was added as a defendant to the complaint for allegedly interfering with the non-solicitation agreements of the former employees of Monster and the hiring of the former Monster employees.

The Company believes that Monster’s claims are without merit and will defend the actions vigorously. While the Company believes it has valid defenses to Monster’s claims, due to the inherently unpredictable nature of litigation, the Company cannot make any predictions as to the outcome of this litigation. Because the case is at an early stage, the Company is unable to estimate a range of loss, if any, at this time.

14. Stock Plans and Stock-Based Compensation

Equity Incentive Plan

The Company’s 2011 Equity Incentive Plan (the “2011 Plan) provides for the grant of incentive stock options, nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units (“RSUs”), performance shares, performance restricted stock units (“PRSUs”), cash-based awards and other stock-based awards.

Stock option activity for the six months ended June 30, 2012 is as follows:

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	11,604,808	$3.71
Granted	1,350,754	14.26
Exercised	(2,648,701)	2.20
Cancelled or expired	(234,017)	8.21

Outstanding at June 30, 2012	10,072,844	$5.42

Included in stock options granted during the six months ended June 30, 2012 are 749,839 stock options that contain a market condition. These options vest over four years and are exercisable if specified stock prices are achieved. The fair values of the options granted with a market condition were estimated using the Monte Carlo Simulation valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices. As of June 30, 2012 there were 749,839 stock options outstanding that require the Company to achieve minimum market conditions in order for the options to become exercisable. No options containing market conditions were outstanding as of December 31, 2011.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options is approximately $20.0 million as of June 30, 2012 and is expected to be recognized over a weighted-average period of 2.9 years.

RSU and PRSU activity for the six months ended June 30, 2012 is as follows:

RSUs and PRSUs	Number of RSUs	Weighted- Average Grant Date Fair Value of RSUs	Number of PRSUs	Weighted- Average Grant Date Fair Value of PRSUs
Unvested at December 31, 2011	663,127	$15.23	—	$—
Granted	1,070,327	16.07	308,610	13.64
Vested	—	—	—	—
Cancelled or expired	(16,027)	17.04	—	—

Unvested at June 30, 2012	1,717,427	$15.74	308,610	$13.64

The number of PRSUs granted in the table above represents the maximum number of awards that could ultimately be issued if Company financial or individual operational targets, as defined under the agreements, are achieved. The shares, if any, will be issued following the end of the applicable performance period. The shares will vest annually over a two to four year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates. Certain awards require cash settlement if Company performance metrics are achieved above a specified amount. The cash portion of the award will be classified as a liability when the performance metrics are determined to be probable of achievement.

At June 30, 2012, the remaining unrecognized compensation cost related to RSUs is $23.1 million and is expected to be recognized over a weighted-average period of 3.2 years The remaining unrecognized compensation cost associated with the maximum number of PRSUs that could ultimately be issued of $4.2 million is expected to be recognized if and when the performance conditions are estimated to be probable of achievement over the service period.

Valuation of Stock Option Awards

The following table presents the weighted-average assumptions used to estimate the fair value of stock options granted that contain only service conditions in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Volatility	52.6-52.8%	48.5-48.9%	51.8-52.8%	48.5-49.2%
Expected dividend yield	—	—	—	—
Risk-free rate	0.7-0.8%	1.8-2.1%	0.7-1.1%	1.8-2.2%
Expected term (in years)	5.0	4.9	5.0	4.9

Employee Stock Purchase Plan

The Company issued 77,345 shares for approximately $0.9 million in employee contributions during the six months ended June 30, 2012 under the Company’s 2011 Employee Stock Purchase Plan (“2011 ESPP”). As of June 30, 2012, total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the 2011 ESPP was $0.3 million, which is expected to be recognized over a weighted-average period of less than six months.

The fair value of each purchase option under the 2011 ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Volatility	44.5-57.9%	44.5-57.9%
Expected dividend yield	—	—
Risk-free rate	0.1%	0.2%
Expected term (in years)	0.5	0.5

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$192	$39	$252	$55
Sales and marketing	1,006	576	1,702	763
Research and development	668	203	1,120	321
General and administrative	2,436	1,250	4,257	1,673

Total stock-based compensation	$4,302	$2,068	$7,331	$2,812

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$1,837	$2,068	$4,005	$2,753
Restricted stock	2,179	—	2,834	59
PRSUs	87	—	123	—
ESPP	199	—	369	—

Total stock-based compensation	$4,302	$2,068	$7,331	$2,812

15. Net (Loss) Income Attributable to Common Stockholders

Basic net (loss) income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the IPO, holders of Redeemable Convertible Preferred shares were each entitled to receive 8% per annum cumulative dividends, payable prior and in preference to any dividends on any other shares of the Company’s capital stock.

Under the two-class method, basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period.

The following tables present the calculation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income per share:
Net (loss) income	$(2,325)	$5,529	$(22,663)	$(5,413)
Less: accretion of redeemable convertible preferred stock	—	(4,400)	—	(11,810)

Net (loss) income attributable to common stockholders	$(2,325)	$1,129	$(22,663)	$(17,223)

Weighted-average common shares outstanding:
Basic	58,322	27,269	57,655	17,943

Diluted	58,322	36,877	57,655	17,943

Net (loss) income per share attributable to common stockholders:
Basic	$(0.04)	$0.04	$(0.39)	$(0.96)

Diluted	$(0.04)	$0.03	$(0.39)	$(0.96)

Potentially dilutive securities not included in the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase common stock and common stock subject to repurchase	10,126,396	1,377,934	10,646,606	12,787,127
Restricted stock	1,603,734	—	1,167,338	—
Employee stock purchase plan shares	94,525	—	84,694	—
Convertible Preferred	—	5,226,185	—	7,006,746
Redeemable Convertible Preferred	—	15,324,607	—	20,545,698
Common stock warrants	634	7,656	634	198,801
Common stock issuable upon conversion of debt	—	196,739	—	234,402

	11,825,289	22,133,121	11,899,272	40,772,774

16. Segment Information

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

Summarized information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue by segment:
Technology	$108,155	$85,553	$192,275	$148,661
Marketing services	13,409	13,452	23,727	23,056

Total net revenue	$121,564	$99,005	$216,002	$171,717

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$25,956	$24,695	$32,008	$34,016
Marketing services	4,493	6,490	6,802	9,623

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	30,449	31,185	38,810	43,639
Depreciation and amortization	(15,118)	(10,837)	(30,094)	(21,508)
Stock-based compensation expense	(4,302)	(2,068)	(7,331)	(2,812)
Unallocated corporate costs	(10,296)	(10,779)	(21,654)	(20,663)

(Loss) income from operations	$733	$7,501	$(20,269)	$(1,344)

The Company allocates its net revenue to geographic regions based on the customer’s location. The following tables set forth net revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue:
North America	$118,762	$96,157	$209,984	$166,768
Europe and other	2,802	2,848	6,018	4,949

Total net revenue	$121,564	$99,005	$216,002	$171,717

	June 30, 2012	December 31, 2011
Assets:
North America	$599,808	$596,039
Europe and other	4,253	3,188

Total assets	$604,061	$599,227

Long-lived assets:
North America	$401,734	$413,461
Europe and other	1,498	1,255

Total long-lived assets	$403,232	$414,716

17. Income Taxes

The effective tax rate of (15.73)% for the six months ended June 30, 2012 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the decrease in the valuation allowance and discrete items recorded in the period.

During the three months ended June 30, 2012, the Company settled its transfer pricing methodology tax assessment with the Canadian Revenue Agency in the amount of $1.7 million. The assessment related to the 2005, 2006 and 2007 tax years and was due to the transfer pricing methodology related to royalties paid by the Company’s Canadian subsidiary to the Company. The Company previously recorded expense of $0.5 million in prior years for uncertain tax positions related to the audit by the Canadian Revenue Agency. As a result of the settlement, the Company recorded an additional expense of $0.8 million in the Company’s provision for income taxes on the condensed consolidated statements of operations for the three months ended June 30, 2012. The Company also recorded a discrete expense of $0.4 million during the three months ended June 30, 2012 related to the utilization of net operating losses carried back to offset adjustments related to 2006 and 2007.

As a result of the settlement with the Canadian Revenue Agency, the Company’s liability for uncertain tax positions decreased to $0 million as of June 30, 2012 from $0.3 million as of December 31, 2011. The Company’s policy for recording interest and penalties on uncertain tax positions is to record such items as a component of income tax expense. Accrued interest and penalties of $0 million and $0.2 million were recorded at June 30, 2012 and December 31, 2011, respectively.

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

Certain of the Company’s subsidiaries are currently under tax audit. It is possible that within the next twelve months, ongoing tax examinations in the U.S and in foreign jurisdictions may be resolved, that new tax exams may commence and that other issues may be effectively settled. However, the Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of potential audit payments are subject to uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material adverse change to its consolidated financial position, results of operations or cash flows.

18. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company recorded net revenues from ESPN and its affiliates of less than $0.1 million and $3.2 million for the three months ended June 30, 2012 and 2011, respectively, and less than $0.1 million and $4.3 million for the six months ended June 30, 2012 and 2011, respectively.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online services agreement with Disney to provide registration and advertising. The Company recorded net revenues from Disney of $0.7 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the United States Tennis Association (“USTA”) as amended in December 2010. A member of the Company’s Board of Directors is the managing director for recreational tennis at the USTA. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. Net revenue from the USTA and its affiliates was approximately $1.3 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, and $2.7 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.

19. Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

20. Subsequent Events

2011 Credit Agreement

On July 2, 2012, the Company amended its existing Credit Facility increasing the aggregate principal amount available from $50 million to $100 million. The amendment also increased the “accordion” feature from $25 million to $50 million.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Part II — Item 1A. Risk Factors” below, and those discussed in our other public filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium-sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the six months ended June 30, 2012, we generated revenue of $216.0 million, as compared to $171.7 million in the six months ended June 30, 2011, an increase of 26%.

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

Our technology revenue was 89% of our total revenue for the six months ended June 30, 2012. Net registration revenue was 77% of our technology revenue for the six months ended June 30, 2012. During the six months ended June 30, 2012, we processed approximately 46.3 million consumer registrations. Licensed software, maintenance, hosting and implementation revenue was 23% of our technology revenue for the six months ended June 30, 2012. Our marketing services revenue was 11% of our total revenue for the six months ended June 30, 2012.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net registration revenue	$83,854	$69,741	20%	$147,373	$121,174	22%
Registrations	28,036	24,597	14%	46,259	39,456	17%
Net registration revenue per registration	$2.99	$2.84	5%	$3.19	$3.07	4%

Registrations increased 3.4 million or 14% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and 6.8 million, or 17%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to higher registrations in our outdoors customer group driven by growth from both existing and new state customers, higher registrations in our business solutions customer group due in part to additional registrations from StarCite, a provider of a technology platform that delivers content and services for meetings and event planning, which we acquired in December 2011, and increased registrations in our community activities and sports customer groups from sales to existing and new organizations. The average revenue per registration increased 5% for the three months and 4% for the six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

Mobile Devices. During the three and six months ended June 30, 2012 and 2011, less than 10% of our registrations were made on a mobile or tablet device. We anticipate that revenue attributable to mobile usage will increase in future years due to users increasingly accessing the Internet through mobile devices.

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

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed within this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the three and six month periods ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Adjusted EBITDA to Net (loss) income:
Net (loss) income	(2,325)	5,529	(22,663)	(5,413)
Interest expense, net	65	1,377	191	2,631
Provision for income taxes	2,469	788	3,080	1,580
Depreciation and amortization	15,118	10,837	30,094	21,508
Stock-based compensation	4,302	2,068	7,331	2,812
Other (income) expense, net	524	(193)	(877)	(142)

Adjusted EBITDA	20,153	20,406	17,156	22,976

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

As of June 30, 2012, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net revenue:
Technology revenue	$108,155	$85,553	$192,275	$148,661
Marketing services revenue	13,409	13,452	23,727	23,056

Total net revenue	121,564	99,005	216,002	171,717
Cost of net revenue:
Cost of technology revenue	50,812	38,707	96,467	71,695
Cost of marketing services revenue	2,115	1,480	3,431	2,642

Cost of net revenue	52,927	40,187	99,898	74,337

Gross profit	68,637	58,818	116,104	97,380
Operating expenses:
Sales and marketing	24,284	18,914	49,308	35,854
Research and development	21,121	16,377	42,330	32,553
General and administrative	16,903	12,308	33,447	22,896
Amortization of intangibles	5,596	3,718	11,288	7,421

Total operating expenses	67,904	51,317	136,373	98,724

(Loss) income from operations	733	7,501	(20,269)	(1,344)
Interest income	25	29	50	59
Interest expense	(90)	(1,406)	(241)	(2,690)
Other income (expense), net	(524)	193	877	142

(Loss) income before provision for income taxes	144	6,317	(19,583)	(3,833)
Income tax provision	2,469	788	3,080	1,580

Net (loss) income	(2,325)	5,529	(22,663)	(5,413)
Accretion of redeemable convertible preferred stock	—	(4,400)	—	(11,810)

Net (loss) income attributable to common stockholders	$(2,325)	$1,129	$(22,663)	$(17,223)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(As of percentage of net revenue)
Net Revenue	100%	100%	100%	100%
Cost of net revenue	44	41	46	43
Gross profit	56	59	54	57
Operating expenses:
Sales and marketing	20	19	23	21
Research and development	17	17	20	19
General and administrative	14	12	15	13
Amortization of intangibles	5	4	5	4

Total operating expenses	56	52	63	57
(Loss) income from operations	1	8	(9)	(1)
Interest income	0	0	0	0
Interest expense	(0)	(1)	(0)	(2)
Other (expense) income, net	0	0	0	0

(Loss) income before provision for income taxes	0	6	(9)	(2)
Provision for income taxes	2	1	1	1

Net (loss) income	(2)%	6%	(10)%	(3%)

Three and Six Months ended June 30, 2012 and 2011

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net revenue:
Technology revenue	$108,155	$85,553	26%	$192,275	$148,661	29%
Marketing services revenue	13,409	13,452	(0.3%)	23,727	23,056	3%

Net revenue	$121,564	$99,005	23%	$216,002	$171,717	26%

Total revenue increased $22.6 million, or 23%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $44.3 million, or 26%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as discussed below.

Technology revenue. Net registration revenue increased $14.1 million or 20% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $26.2 million, or 22%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was driven by higher revenue in our business solutions customer group largely as a result of the StarCite acquisition, higher revenue from both existing and new state customers in our outdoors customer group, and growth in our community activities and sports customer groups. Software revenue increased $8.5 million or 54% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $17.4 million, or 63%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, mainly as a result of higher revenue in our community activities customer group related to our faith and resorts offerings and an increase in revenue in our business solutions customer group largely as a result of the StarCite acquisition. In total, technology revenue increased $22.6 million or 26% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $43.6 million, or 29%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Marketing services revenue. Revenue decreased less than $0.1 million, or less than 1% for the three months ended June 30, 2012 and increased $0.7 million, or 3% for the six months ended June 30, 2012, resulting mainly from higher revenue related to our membership programs, website development, and field marketing promotions, offset by a decline in online advertising revenue mainly resulting from the expiration of a large one-time online advertising contract in 2011.

Costs and Expenses

Employee related expenses. Headcount and its related expenses make up a significant portion of our total expenses. We define employee related expenses as salaries, fringe benefits, facilities costs, employee travel, commissions, bonuses, stock-based compensation and other employee expenses.

Cost of Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
			(Unaudited) (Dollars in thousands)
Cost of net revenue	$52,927	$40,187	32%	$99,898	$74,337	34%
Headcount (at period end)				1,740	1,435	21%

Cost of net revenue increased $12.7 million or 32% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $25.6 million, or 34%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Employee related costs increased $4.8 million for the three months and $10.8 million for the six months as a result of a 21% increase in headcount related to information technology, implementation support, and call center employees to support our revenue growth. Costs related to sales of hardware inventory increased $1.7 million for the three months and $2.1 million for the six months mainly as a result of our acquisition of RTP in November 2011. Other cost of goods sold, including contractors, software expense and hardware maintenance costs, credit card processing fees, and network and website hosting, increased $3.8 million or 20% for the three months and $7.9 million or 23% for the six months to support our revenue growth, data centers and infrastructure growth for new products. Amortization of software that was capitalized in earlier periods, depreciation for fixed assets and amortization expense increased $2.4 million for the three months and $4.8 million for the six months.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (Dollars in thousands)
Sales and marketing	$24,284	$18,914	28%	$49,308	$35,854	38%
Headcount (at period end)				631	491	29%

Sales and marketing expense increased $5.4 million or 28% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $13.5 million, or 38%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was primarily due to an increase in employee related expenses of $4.8 million for the three months and $11.9 million for the six months, related to a 29% increase in headcount as we invested in our sales and marketing staff for future business growth. All other expenses including contractors, marketing and software increased $0.5 million for the three months and $1.5 million for the six months to support the sales and marketing teams.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (Dollars in thousands)
Research and development	$21,121	$16,377	29%	$42,330	$32,553	30%
Headcount (at period end)				1,069	913	17%

Research and development expense increased $4.7 million or 29% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $9.8 million, or 30%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Employee related costs increased $5.9 million for the three months and $11.7 million for the six months, resulting from a 17% increase in headcount driven by our continued development of ActiveWorks and implementations for new customers. The increase in employee related costs was partially offset by additional capitalized software of $0.8 million for the three months and $1.5 million for the six months resulting from an increase in capitalizable hours, as well as lower contractors expense of $0.4 million for both the three and six months as we completed certain implementations.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (Dollars in thousands)
General and administrative	$16,903	$12,308	37%	$33,447	$22,896	46%
Headcount (at period end)				347	258	34%

General and administrative expense increased $4.6 million or 37% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $10.6 million, or 46%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Employee related expenses increased $4.1 million for the three months and $9.0 million for the six months due to higher salaries and benefits costs resulting from a 34% increase in headcount to allow us to support the business, as well as higher stock-based compensation expense due to increases in the fair value of our common stock and the number of stock options and restricted stock units granted. Contractor expenses also increased $0.6 million for the three months and $1.4 million for the six months to support our public company and acquisition requirements.

Amortization of Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited)			(Unaudited)
	(In thousands)			(In thousands)
Amortization of intangibles	$5,596	$3,718	51%	$11,288	$7,421	52%

Amortization of intangibles increased $1.9 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $3.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increases were due to $2.8 million for the three months and $5.8 million for the six months of additional amortization expense related to recent acquisitions, offset by declines in amortization expense of $0.9 million for the three months and $1.9 million for the six months for acquisitions completed prior to 2009 as useful lives on certain intangibles were met.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited)			(Unaudited)
	(In thousands)			(In thousands)
Interest income	$25	$29	(14%)	$50	$59	(15%)
Interest expense	(90)	(1,406)	(94%)	(241)	(2,690)	(91%)
Other income (expense), net	(524)	193	(372%)	877	142	518%

Interest and other income (expense), net	$(589)	$(1,184)	(98%)	$(686)	$(2,489)	411%

Interest income decreased less than $0.1 million or 14% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and less than $0.1 million or 15%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, as a result of our transition to bank Earnings Credit Rate, which offsets bank fees with interest income resulting in lower interest income.

Interest expense decreased $1.3 million or 94% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $2.4 million or 91%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to a lower average debt balance. Our average debt balance was lower in 2012 because, subsequent to our public offering in May 2011, we paid all of our outstanding debt at that time in full. The remaining interest expense is related to the $10.0 million outstanding under our Credit Facility as of June 30, 2012, as well as capital lease obligations.

Other income (expense), net decreased to expense of $0.5 million for the three months ended June 30, 2012, mainly due to losses on foreign exchange, and increased to income of $0.9 million for the six months ended June 30, 2012, mainly as a result of a gain resulting from the change in the fair value of contingent consideration related to an acquisition, offset by losses on foreign exchange.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (In thousands)
Provision for income taxes	$2,469	$788	213%	$3,080	$1,580	95%

Provision for income taxes increased $1.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $1.5 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The provision for each period is primarily the result of increases in our deferred tax liabilities from the amortization of tax deductible goodwill. In addition, during the three months ended June 30, 2012, we recorded an additional expense of $0.8 million related to a transfer pricing methodology tax assessment from the Canadian Revenue Agency, and an additional expense of $0.4 million related to the utilization of net operating losses carried back to offset adjustments related to 2006 and 2007.

The effective tax rate of (15.73%) for the six months ended June 30, 2012 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the change in the valuation allowance, and the additional expenses related to transfer pricing methodology and utilization of net operating losses.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Purchases of property and equipment	$(9,343)	$(5,326)
Capitalized software development	(10,996)	(9,481)
Depreciation and amortization	30,094	21,508
Change in operating assets and liabilities, net	32,589	44,698
Borrowing (repayment) of long-term obligations	5,000	(41,628)
Net proceeds from initial public offering	—	114,700
Net cash provided by operating activities	48,219	66,392
Net cash used in investing activities	(58,376)	(14,912)
Net cash provided by financing activities	9,113	74,586

As of June 30, 2012, we had cash and cash equivalents of $107.8 million and restricted cash of $0.9 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and non-interest and interest bearing accounts. Restricted cash consists of cash restricted from withdrawal and held by banks as collateral for letters of credit.

We believe that our existing cash and cash equivalents together with cash flows from our operating activities and cash available under our credit facility will be sufficient to fund our operations for at least the next 12 months.

On December 16, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), as Sole Lead Arranger and Sole Book Manager, and the lenders from time to time a party thereto. The Credit Agreement provides for a five-year, senior secured revolving credit facility in an initial aggregate principal amount of $50.0 million. The credit facility includes a $15.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans, which will be available on a same-day basis. As of June 30, 2012, we had $10.0 million outstanding under the swing line loan facility.

On July 2, 2012, we entered into a First Amendment to Credit Agreement (the “First Amendment”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MLPFS and J.P. Morgan Securities LLC, as Joint Lead Arrangers, MLPFS, as Sole Book Manager, and the lenders from time to time party thereto. The First Amendment increases the existing senior secured revolving credit facility to an aggregate principal amount of $100 million, as well as the sublimit for the issuance of standby letters of credit to $25 million. The First Amendment also increases the “accordion” feature which allows us, subject to certain terms and conditions, to increase the lending commitments by up to $50 million.

Operating Activities

For the six months ended June 30, 2012, cash provided by operating activities was $48.2 million, taking into account a net loss of $22.7 million, plus $30.1 million in depreciation and amortization expense, $7.3 million in stock-based compensation, $1.8 million change in deferred tax liability, $0.2 million in other items, and $32.6 million net increase from the change in operating assets and liabilities, offset by $1.1 million resulting from a gain on contingent consideration. Net change in operating assets and liabilities included a $39.9 million increase in registration fees payable resulting from an increase in registrations, and a $13.1 million increase in deferred revenue resulting from growth in the business, offset by a $14.7 million decrease in accounts receivable, resulting from increased registrations and growth in the business, and $5.8 million from a net decrease in accounts payable, inventories, and other items.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $58.4 million, resulting primarily from $9.3 million cash used for capital expenditures and $11.0 million for capitalized software development costs, and $38.0 million related to the payable for the cash consideration for the acquisition of StarCite.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $9.1 million, resulting primarily from $5.0 million in debt proceeds from borrowings under our credit facility and $6.9 million cash received from the exercise of stock options, offset by $2.7 million for payments on capital lease obligations.

Off Balance Sheet Arrangements

As of June 30, 2012, we did not have any off balance sheet arrangements.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, operating leases and purchase obligations. As of June 30, 2012, there have been no significant changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On December 16, 2011, we entered into a Credit Agreement, as amended on July 2, 2012, that provides for a credit facility bearing interest at floating rates based upon either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. Our exposure to market risk for changes in interest rates relates primarily to the floating interest rate. Accordingly, interest rate increases would increase our interest expense on outstanding credit facility balances. As of June 30, 2012, $10.0 million was drawn under the credit facility. Based on a sensitivity analysis, an increase of 1% in the floating interest rate would increase our borrowing costs by less than $0.1 million for each $1.0 million of borrowings under the credit facility, assuming such borrowings were outstanding for the entire quarter, or a maximum of $0.4 million if we utilized our entire line of credit.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are from time to time subject to various claims and legal actions during the ordinary course of business, including potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted by third parties. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions. They include, for example, commercial, intellectual property and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

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

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $22.7 for the six months ended June 30, 2012, $15.3 million for the year ended December 31, 2011, $27.3 million for the year ended December 31, 2010 and $37.9 million for the year ended December 31, 2009. At June 30, 2012, we had an accumulated deficit of approximately $297.9 million. We plan to increase our operating expenses in the future as we continue to develop additional functionality and features for our applications, continue to transition our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. If our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve or maintain consistent profitability.

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

We are subject to a variety of laws in the United States and abroad that are continuously evolving and developing, and that are costly to comply with, can require significant management time and effort and can subject us to claims or other remedies. Existing and future laws and regulations may be adopted, interpreted or implemented in a manner that is inconsistent with our current business practices or that require changes to such practices, our privacy policy, the features and functionality of our applications or the design of our websites. These regulations and laws may cover employment, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. If we are not able to comply with these laws and regulations or if we become liable under them, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain practices, which could negatively affect our business, financial condition and results of operations. In addition, the increased attention focused on liability as a result of lawsuits and legislative proposals could harm our reputation or otherwise harm our business.

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

We acquired the state hunting and fishing business of Automated License Systems and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. As of June 30, 2012, we had more than 55 state or provincial customers in North America that are utilizing our technology for registration and management services related to hunting, fishing, and campgrounds. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of June 30, 2012, we have been granted five patents by the United States Patent and Trademark Office and have six patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404 is expected to be in connection with our financial statements for the fiscal year ending December 31, 2012. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission or SEC, is disclosed accurately and is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. We are in the middle of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Although as of June 30, 2012, we have no material weaknesses in our internal controls, we have undertaken significant measures to improve the effectiveness of our internal controls in response to material weaknesses we have had in the past which have been remediated. These measures include strengthening our internal staffing and technical expertise in financial accounting and SEC reporting and developing robust review processes and procedures. We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we or our independent auditors identify. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

In December 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager, and the lenders from time to time a party thereto, as thereafter amended. We must comply with various covenants under our Credit Agreement that limit our ability to, among other things:

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

We calculate the size of our target market, customers groups and verticals within customer groups, based on data published by third parties and on assumptions that we have made based on that data. We have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe our market size information is generally reliable, such information is inherently imprecise. In addition, our projections, assumptions and estimates of future opportunities within our target market are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this risk factors section. If third-party data proves to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which could harm our business. For example, in the third quarter of 2011, we identified previously unreported registration data during the first and second quarters of 2011. As a result, we underreported the number of registrations for these prior periods. We identified that the underreporting resulted primarily from the prior lack of the reporting systems of two new state customers. The underreporting had no impact on our prior financial statements, nor do we believe the underreporting had a material adverse effect on our business; however, underreporting of registration data in the future could change the estimates and assumptions we use to determine the size of our target market and adversely impact our future growth rate.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

As of June 30, 2012, our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially owned approximately 39% of our outstanding common stock, including restricted stock units awards vested and stock options exercisable within 60 days after June 30, 2012. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers or current beneficial holders of 10% or more of our outstanding common stock except with respect to an agreement between Scott Schultz, one of our directors, and the United States Tennis Association, pursuant to which the United States Tennis Association receives the pecuniary benefit upon exercise of any options granted to Mr. Schultz. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through June 30, 2012, we have used the net proceeds of the offering for repayment of debt, funding for our recent acquisitions and for general corporate purposes, including expenditures for financing our growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures. We invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Active Network, Inc.

Date: August 8, 2012	By:	/s/ DAVID ALBERGA
David Alberga
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1C	Second Amendment to Lease (Seaview Corporate Center), dated March 31, 2011, by and between AG/POP Seaview Corporate, L.P. and the registrant

10.1D	Third Amendment to Seaview Corporate Center Office Lease, dated May 11, 2012, by and between John Hancock Life Insurance Company (U.S.A.) (a wholly owned subsidiary of Manulife Financial Corporation), a Michigan Corporation, and the registrant

10.43#	2012 Non-Employee Director Compensation Policy

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of The Active Network, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Indicates management contract or compensatory plan