Form 10-Q
period 2012-09-30
ACTIVE NETWORK INC
filed 2012-11-02
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of October 29, 2012, the registrant had 60,565,972 shares of Common Stock ($0.001 par value) outstanding.

The Active Network, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,499	$108,699
Restricted cash	875	1,502
Accounts receivable, net	73,806	66,469
Inventories	3,493	1,662
Prepaid expenses and other current assets	8,653	6,179

Total current assets	165,326	184,511
Property and equipment, net	35,042	33,830
Software development costs, net	50,464	45,093
Goodwill	244,108	243,320
Intangible assets, net	69,648	90,340
Other long-term assets	2,310	2,133

Total assets	$566,898	$599,227

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,063	$8,516
Registration fees payable	72,657	72,405
Accrued expenses	43,766	41,106
Deferred revenue	68,965	54,919
Current portion of long-term debt	—	5,000
Capital lease obligations, current portion	1,723	3,317
Other current liabilities	4,017	42,613

Total current liabilities	199,191	227,876
Capital lease obligations, net of current portion	1,028	1,652
Other long-term liabilities	6,149	6,147
Deferred tax liability	20,047	16,913

Total liabilities	226,415	252,588
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value—authorized, 100,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value—authorized, 1,000,000; issued, 61,950 and 58,219; outstanding, 60,174 and 56,443	62	58
Treasury stock (at cost, 1,776 shares)	(11,959)	(11,959)
Additional paid-in capital	646,954	625,875
Accumulated other comprehensive income	9,369	7,923
Accumulated deficit	(303,943)	(275,258)

Total stockholders’ equity	340,483	346,639

Total liabilities and stockholders’ equity	$566,898	$599,227

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Revenue:
Technology revenue	$96,170	$76,341	$288,445	$225,002
Marketing services revenue	13,049	13,287	36,776	36,343

Total net revenue	109,219	89,628	325,221	261,345
Cost of net revenue:
Cost of technology revenue	45,571	38,291	142,038	109,986
Cost of marketing services revenue	1,826	1,599	5,257	4,241

Total cost of net revenue	47,397	39,890	147,295	114,227

Gross profit	61,822	49,738	177,926	147,118
Operating expenses:
Sales and marketing	24,154	17,116	73,462	52,970
Research and development	20,624	17,628	62,954	50,181
General and administrative	15,862	11,737	49,309	34,633
Amortization of intangibles	5,492	3,669	16,780	11,090

Total operating expenses	66,132	50,150	202,505	148,874

Loss from operations	(4,310)	(412)	(24,579)	(1,756)
Interest income	23	32	73	91
Interest expense	(239)	(109)	(480)	(2,799)
Other income (expense), net	486	(33)	1,363	109

Loss before provision for income taxes	(4,040)	(522)	(23,623)	(4,355)
Provision for income taxes	1,982	910	5,062	2,490

Net loss	(6,022)	(1,432)	(28,685)	(6,845)

Accretion of redeemable convertible preferred stock	—	—	—	(11,810)

Net loss attributable to common stockholders	$(6,022)	$(1,432)	$(28,685)	$(18,655)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.03)	$(0.49)	$(0.62)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	59,444	53,701	58,259	29,993

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(6,022)	$(1,432)	$(28,685)	$(6,845)
Other comprehensive income (loss):
Foreign currency translation	1,483	(2,720)	1,446	(1,548)

Total other comprehensive income (loss)	1,483	(2,720)	1,446	(1,548)

Comprehensive loss	$(4,539)	$(4,152)	$(27,239)	$(8,393)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(28,685)	$(6,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	23,995	17,344
Amortization of intangible assets	21,132	15,310
Stock-based compensation expense	11,992	4,782
Allowance for doubtful accounts, net of write-offs	(410)	258
Deferred tax liability	3,046	1,824
Amortization of acquisition-related costs	(898)	(607)
Gain on contingent consideration	(1,123)	—
Accretion of debt discount	—	191
Loss on extinguishment of debt	—	538
Change in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	627	—
Accounts receivable	(6,757)	(27,223)
Inventories	(1,831)	(1,102)
Prepaid expenses and other assets	(2,692)	(396)
Accounts payable	(1,290)	(636)
Registration fees payable	252	35,505
Accrued expenses	4,706	3,561
Deferred revenue	13,914	18,089
Other liabilities	1,170	3,146

Net cash provided by operating activities	37,148	63,739
Investing activities
Purchases of property and equipment	(12,665)	(8,991)
Capitalized software development	(17,194)	(13,898)
Cash paid for acquisitions, net of cash acquired	(38,037)	(4,082)
Payment of contingent consideration	—	(625)

Net cash used in investing activities	(67,896)	(27,596)
Financing activities
Proceeds from issuance of common stock	9,247	3,072
Payments on capital lease obligations	(3,552)	(2,207)
Proceeds from long-term debt	5,000	—
Repayment of long-term debt	(10,000)	(41,628)
Repurchase of unvested common stock	—	(13)
Net proceeds from initial public offering	—	112,566

Net cash provided by financing activities	695	71,790
Effect of exchange rates on cash	(147)	(351)

Net (decrease) increase in cash and cash equivalents	(30,200)	107,582
Cash and cash equivalents at beginning of period	108,699	31,441

Cash and cash equivalents at end of period	$78,499	$139,023

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$378	$2,799

Cash paid during the period for taxes	$922	$510

Supplemental disclosures of noncash financing and investing activities
Conversion of preferred stock	$—	$404,122

Conversion of debt	$—	$3,504

Issuance of common stock in connection with acquisitions	$—	$8,865

Acquisition of property and equipment under capital leases	$1,334	$2,116

Fixed asset purchases included in accounts payable	$2,025	$2,149

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2012 and 2011 are unaudited. The unaudited condensed consolidated interim financial statements and notes hereto have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial condition, results of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011; however, they do not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for fiscal 2012 or for any other interim period or for any other future year. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company generally recognizes registration revenue when received, net of registration fees paid to event organizers, where the Company is acting as an agent of event organizers. Net registration revenue comprised 65% and 67% of total net revenue for the three months ended September 30, 2012 and 2011, respectively and 66% and 69% for the nine months ended September 30, 2012 and 2011, respectively.

In certain circumstances, the Company pre-purchases registrations from event organizers. The decision to record revenue gross versus net is a matter of significant judgment that is dependent upon the relevant facts and circumstances. The Company evaluates the presentation of revenue on a gross or net basis based on the qualitative weight of various indicators in the authoritative accounting guidance in order to determine whether the Company recognizes (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or service or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier because it has earned a commission or fee). Registration revenue associated with these transactions is recorded on a gross basis, as the Company bears inventory risk, has latitude in establishing price, bears credit risk and assumes many of the responsibilities of the primary obligor, except for the actual fulfillment of the event.

For the sale of registrations recorded on a gross basis, cash collected prior to an event is recorded as deferred revenue until the event occurs. Revenue recognized on a gross basis associated with these transactions comprised 2.0% and 1.1% of total net revenue during the three months ended September 30, 2012 and 2011, respectively and 1.3% and 0.4% during the nine months ended September 30, 2012 and 2011, respectively.

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

Significant management judgments and estimates are made in connection with determination of the revenue to be recognized in any accounting period. If the Company makes different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

3. Recent Accounting Pronouncements

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

In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updates are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt this revised guidance during the annual goodwill impairment test in the year ended December 31, 2012.

In December 2011, the FASB issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and will be applied retrospectively. The Company is currently evaluating the impact of this accounting pronouncement on its financial statements.

In July 2012, the FASB issued an amendment that simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendment allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendment is effective for fiscal years and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of this accounting pronouncement on its financial statements.

4. Business Combinations

Acquisition of StarCite, Inc.

On December 30, 2011, the Company completed the acquisition of all of the outstanding shares of StarCite, Inc. (“StarCite”), a provider of a technology platform that delivers content and services for meetings and event planning to corporations, hotels, venues and meetings suppliers for total consideration of $57.6 million in cash, shares of the Company’s common stock, and contingently issuable shares of the Company’s common stock. The acquisition enables the Company to provide an integrated solution for the events space and broaden its customer base.

Total consideration comprised $38.1 million in cash, 1,350,000 shares of common stock with a fair value of approximately $18.4 million and 150,000 shares of contingently issuable common stock with an acquisition date fair value of approximately $1.1 million to be issued in the event that the Company’s shares of common stock did not close trading at or above $15.00 per share on the New York Stock Exchange for at least three consecutive days at any time during the sixty day period following the effective date of a registration statement filed to register the shares issued, pursuant to the agreement and plan of merger. The estimated fair value of the contingent consideration was determined using the Monte Carlo Simulation approach, which involves key assumptions including the estimated contingency period and volatility of the Company’s common stock to assess the probability of achieving the targeted price and was included in other current liabilities in the consolidated balance sheets at December 31, 2011.

The Company’s common stock traded at or above $15.00 per share for three consecutive days subsequent to April 11, 2012, the effective registration date of the shares; accordingly the contingently issuable shares were not issuable to the former StarCite security holders. Immediately prior to the effective date of the registration statement, the estimated fair value of the contingent consideration was approximately $38,000. The change in the estimated fair value of the contingent consideration was recorded in other income in the Company’s condensed consolidated statements of operations and the remaining fair value was transferred from other current liabilities to equity.

The acquisition agreement included an initial escrow of approximately $0.3 million in cash to cover potential expenses of the security holders’ agent and 300,000 common shares valued at approximately $4.1 million, based on the closing price of the Company’s common stock on the last trading day of fiscal 2011, to satisfy any claims under the indemnification provisions of the agreement for a period of 12 months following the acquisition date. During the nine months ended September 30, 2012, 16,261 escrow shares valued at approximately $0.2 million were cancelled in order to satisfy indemnification claims related to the acquisition. The cancellation of these shares was recorded as a purchase price adjustment with a corresponding reduction to goodwill.

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

Cash	$572
Restricted cash	692
Accounts receivable	14,566
Prepaid and other assets	1,301
Fixed assets	1,912
Goodwill	21,745
Intangible assets	36,500
Accounts payable	(1,398)
Accrued expenses	(5,459)
Deferred revenue	(11,286)
Capital lease obligations	(480)
Other liabilities	(528)
Unfavorable leases	(695)

Total purchase price	$57,442

The acquisition was accounted for as a purchase business combination. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$5,100	9 years
Customer relationships	17,300	9 years
Customer contracts	6,800	3 years
Complete technology	6,500	9 years
Non-compete agreements	800	1 year

Total intangible assets	$36,500

Goodwill of $21.7 million, none of which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from StarCite. The carrying amount of goodwill is allocated to the technology operating segment of the Company.

The Company also entered into termination agreements with certain StarCite executives in connection with the acquisition resulting in an expense of approximately $1.9 million. These expenses were treated as acquisition-related expenses and were included in the consolidated statements of operations during fiscal 2011.

Pro Forma Financial Information (unaudited)

The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2012 and 2011. The unaudited pro forma financial information combines the results of operations of the Company and StarCite as though the companies had been combined as of the beginning of fiscal 2011. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from this acquisition including amortization charges from acquired intangible assets as though StarCite was combined as of the beginning of fiscal 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of StarCite had taken place at the beginning of fiscal 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except per share data)
Net revenue	$109,219	$101,084	$325,221	$294,763
Net loss attributable to common stockholders	$(6,022)	$(3,323)	$(28,685)	$(26,308)
Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.06)	$(0.49)	$(0.84)

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

The acquisition was accounted for as a purchase business combination. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$1,350	5 years
Customer relationships	9,700	13 years
Customer contracts	510	2 years
Complete technology	2,900	9 years
Non-compete agreements	1,500	3 years

Total intangible assets	$15,960

Goodwill of $3.4 million, which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from RTP. Approximately $3.0 million and $0.4 million of the carrying amount of goodwill are allocated to the technology and marketing services operating segments of the Company, respectively.

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

The acquisition was accounted for as a purchase business combination. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$250	2 years
Customer relationships	8,300	14 years
Complete technology	1,229	6 years
Non-compete agreements	598	3 years

Total intangible assets	$10,377

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

The acquisition was accounted for as a purchase business combination. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Trademarks	$197	3 years
Customer contracts/relationships	2,730	4 years
Complete technology	641	4 years

Total intangible assets	$3,568

Goodwill of $5.7 million, which is deductible for tax purposes, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Fellowship. The carrying amount of goodwill is allocated to the technology operating segment of the Company.

Other Business Combinations

During the year ended December 31, 2011, the Company acquired operations from two other businesses including a provider of web-based church management solutions and a provider of online registration for endurance events. The Company acquired the assets of these two businesses in exchange for $4.6 million in cash. These acquisitions enable the Company to strengthen its position as a technology leader and broaden its customer base in the faith and endurance spaces. The estimated fair values of assets acquired and liabilities assumed were as follows (in thousands):

Cash	$14
Accounts receivable	145
Prepaid and other assets	12
Goodwill	1,362
Intangible assets	3,427
Accounts payable	(20)
Accrued expenses	(27)
Deferred revenue	(296)

Total purchase price	$4,617

The acquisitions were accounted for as purchase business combinations. The excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill, which is deductible for tax purposes and is allocated to the technology operating segment of the Company. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Customer contracts/relationships	$3,392	3 years
Complete technology	35	3 years

Total intangible assets	$3,427

5. Fair Value Measurements

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

The Company has no financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Accrued liabilities:
Contingent consideration associated with business combination (Note 4)	$—	$—	$1,124	$1,124

Level 3 liabilities include contingent consideration payables to selling shareholders arising from the acquisition of StarCite, the values of which were determined based on the probability of achieving specific targets. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date is recognized in earnings. This fair value measurement is based on inputs not observed in the market that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

Contingent Consideration
Balance at December 31, 2011	$1,124
Changes in fair value of contingent consideration	(1,123)
Contingent consideration transferred to equity classification (Note 4)	(1)

Balance at September 30, 2012	$—

6. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, by category is as follows (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable	$56,754	$54,101
Registration receivable	18,280	14,006
Less: Allowance for doubtful accounts	(1,228)	(1,638)

Accounts receivable, net	$73,806	$66,469

7. Property and Equipment

Property and equipment by category is as follows (in thousands):

	September 30, 2012	December 31, 2011
Computer and software	$74,554	$63,947
Furniture and fixtures	9,654	10,586
Leasehold improvements	5,779	3,438

Property and equipment	89,987	77,971
Less: Accumulated depreciation	(54,945)	(44,141)

Property and equipment, net	$35,042	$33,830

Depreciation expense was $3.9 million and $3.5 million for the three months ended September 30, 2012 and 2011, respectively, and $11.6 million and $10.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Included in fixed assets are $10.9 million and $9.5 million of equipment under capital leases at September 30, 2012 and December 31, 2011. Accumulated amortization of assets under capital leases totaled $7.2 million and $5.5 million at September 30, 2012 and December 31, 2011, respectively.

8. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	September 30, 2012	December 31, 2011
Software development costs	$83,580	$65,696
Less: Accumulated amortization	(33,116)	(20,603)

Software development costs, net	$50,464	$45,093

Amortization expense was $4.2 million and $2.6 million for the three months ended September 30, 2012 and 2011, respectively, and $12.4 million and $7.0 million for the nine months ended September 30, 2012 and 2011, respectively.

9. Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2012 is as follows (in thousands):

	Technology	Marketing Services	Total
Balance at December 31, 2011	$230,602	$12,718	$243,320
Adjustments related to prior year acquisitions	(122)	—	(122)
Effect of exchange rate changes	910	—	910

Balance at September 30, 2012	$231,390	$12,718	$244,108

Adjustments to goodwill during the nine months ended September 30, 2012 represent adjustments for indemnification claims recorded during the year that related to acquisitions made in the preceding year. These adjustments to goodwill were not material to the Company’s prior and current period financial statements or results of operations.

10. Intangible Assets

Intangible assets are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets.

Certain of the Company’s intangible assets were recorded in foreign currencies and both the gross carrying amounts and accumulated amortization are subject to foreign exchange adjustments. The carrying values of amortized intangible assets are as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$28,277	$(16,348)	$11,929	$36,609	$(20,351)	$16,258
Non-compete agreements	2,898	(1,258)	1,640	3,850	(1,085)	2,765
Customer relationships	46,295	(11,418)	34,877	67,891	(26,799)	41,092
Trade names	13,471	(3,692)	9,779	16,568	(5,566)	11,002
Customer contracts	47,178	(35,755)	11,423	52,219	(32,996)	19,223

Intangible assets	$138,119	$(68,471)	$69,648	$177,137	$(86,797)	$90,340

Amortization of intellectual property is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the classification of amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of technology revenue	$1,323	$1,267	$4,034	$3,820
Cost of marketing services revenue	85	127	318	400
Operating expenses	5,492	3,669	16,780	11,090

Total amortization of acquired intangible assets	$6,900	$5,063	$21,132	$15,310

11. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	September 30, 2012	December 31, 2011
Accrued compensation	$21,769	$17,875
Sales and other foreign taxes	7,724	5,006
Accrued penalties (Note 13)	1,496	3,154
Accrued rebates	2,731	1,846
Other accrued expenses	10,046	13,225

Accrued expenses	$43,766	$41,106

As of September 30, 2012, accrued compensation was comprised of accrued salaries and accrued personal time off of $15.4 million, accrued bonuses of $3.3 million, accrued self-insurance of $1.3 million, amounts payable for 401K contributions of $0.3 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $1.5 million. As of December 31, 2011, accrued compensation was comprised of accrued salaries and accrued personal time off of $11.7 million, accrued bonuses of $4.9 million, accrued self-insurance of $0.8 million, amounts payable for 401K contributions of $0.1 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $0.4 million.

12. Long-Term Debt

2011 Credit Agreement

In December 2011, the Company entered into a five-year, senior secured, revolving credit facility, with certain institutional lenders, for an initial aggregate principal amount of $50 million (the “Credit Facility”). The Company has the ability to issue up to $15 million for letters of credit and $5 million for swing line loans under the Credit Facility. The Credit Facility also includes an “accordion” feature which allows the Company, subject to certain terms and conditions, to increase the lending commitments by up to $25 million. The Credit Facility has a maturity date of December 16, 2016, but the outstanding amounts may be prepaid at any time without penalty or premium (except for certain customary break funding payments in connection with LIBOR loans) and is available to fund acquisitions and ongoing operations.

In July 2012, the Company amended the Credit Facility by increasing the aggregate principal amount to $100 million, increasing the ability to issue letters of credit by up to $25 million and increasing the “accordion” feature by up to $50 million.

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 1.86% and 3.75% as of September 30, 2012 and December 31, 2011, respectively.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the Secured Credit Facility. As of September 30, 2012 and December 31, 2011, respectively, the Company was in compliance with all specified financial covenants.

The Company had no amounts outstanding and $5.0 million outstanding under the Credit Facility as of September 30, 2012 and December 31, 2011, respectively. Amounts available under the Credit Facility were $93.0 million and $39.8 million as of September 30, 2012 and December 31, 2011, respectively, net of $7.0 and $5.2 million in outstanding letters of credit, respectively.

13. Commitments and Contingencies

Operating Leases

The Company leases its office and datacenter facilities under non-cancelable leases that expire at various times through 2021. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $3.7 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively, and $10.7 million and $8.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Guarantees

The Company enters into arrangements with third-party customers to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of September 30, 2012 and December 31, 2011, the Company had guarantees of $10.1 million and $14.2 million, respectively.

Self-Insured Health Plan

The Company is generally self-insured for losses and liabilities related to health benefits. The Company’s self-insurance accruals are based on estimates, and while the Company believes that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided. The Company’s accrued health benefits liability was $1.3 million and $0.8 million at September 30, 2012 and December 31, 2011, respectively.

Sales and Use Tax

The Company accrues for sales and use taxes in certain states. The Company estimates a potential liability in states where it had not previously remitted these taxes. The Company has established a reserve for estimated claims from states where sales and use tax had not been remitted of $5.0 million and $4.3 million at September 30, 2012 and December 31, 2011, respectively.

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

Penalty Accruals

In the normal course of business, the Company may incur penalties from its customers for various technical disruptions. The Company records a liability, on a contract-by-contract basis, for specific matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The Company subsequently reduces the liability as these matters are settled. Penalties are reflected as a reduction in revenue or as an increase in cost of revenue in the Company’s consolidated statement of operations.

The Company maintains a liability of $1.5 million and $3.2 million at September 30, 2012 and December 31, 2011, respectively, as a result of this potential exposure. The decrease in the liability for the nine months ended September 30, 2012 primarily relates to a settlement with a customer for approximately $1.5 million, which reduced the accounts receivable due from the customer, as well as the liability associated with the penalty accrual.

Security Breach

In December 2010, the Company became aware of a security breach in one of the legacy computer systems it acquired in an acquisition. This breach could potentially result in an unauthorized acquisition and use of credit card data and could result in assessments or damages from claims asserted by organizers or participants. The Company has performed an internal investigation to assess the potential exposure of the breach and determined it to be insignificant; accordingly, no amounts have been accrued as of September 30, 2012 or December 31, 2011. To date the Company has paid approximately $0.2 million in assessments associated with this breach, of which $0.1 million is reimbursable under the Company’s insurance policy.

14. Legal Proceedings

Monster Litigation

On December 16, 2011, Monster Worldwide, Inc. (“Monster”) filed a complaint in the United States District Court for the Southern District of New York against a former Monster employee and current Active executive (the “Active Executive”). The complaint asserts various claims contending that the Active Executive violated the non-solicitation terms in certain of the Active Executive’s agreements with Monster by soliciting and hiring two former technology employees of Monster who are current employees of the Company. On the basis of these claims, Monster seeks monetary damages for the value of restricted stock originally granted by Monster to the Active Executive, attorney’s fees and a permanent injunction against further solicitation and hiring of Monster personnel.

On February 7, 2012, Monster filed an amended complaint to add additional allegations and an alternative request for damages against the Active Executive should it not be able to recover the value of restricted stock granted to the Active Executive.

                On June 7, 2012, Monster filed a second amended complaint to add allegations and claims against (1) the Company; and (2) a second former Monster employee and current Active employee. The claims against this second employee are similar to the claims alleged in the original complaint against the Active Executive and arise from alleged violations of this second employee’s non-solicitation agreement with Monster claiming the second employee solicited for hire a third former employee of Monster that is a current employee of the Company. The Company was added as a defendant to the complaint for allegedly interfering with the non-solicitation agreements by hiring the three former employees of Monster. Additionally, a new claim for breach of fiduciary duty against the Active Executive was also added.

On August 23, 2012, Monster filed a third amended complaint adding punitive damages against (1) the Active Executive; and (2) the Company.

On September 12, 2012, the Company, the Active Executive and the second employee filed a motion requesting summary dismissal of all claims. Monster filed its opposition to this motion on October 4, 2012. The Company, the Active Executive and the second employee filed their reply to Monster’s opposition on October 19, 2012.

The Company believes that Monster’s claims are without merit and will defend the actions vigorously. While the Company believes it has valid defenses to Monster’s claims, due to the inherently unpredictable nature of litigation, the Company cannot make any predictions as to the outcome of this litigation. Because the case is at a pre-trial stage, the Company is unable to estimate a range of loss, if any, at this time.

15. Stock-Based Compensation

The Company’s stock-based compensation is comprised of stock options, stock options with market conditions, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”).

Stock Options

The Company granted 1,350,754 stock options during the nine months ended September 30, 2012, of which 749,839 stock options contained a market condition. Stock option activity for the nine months ended September 30, 2012 is as follows:

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	11,604,808	$3.71
Granted	1,350,754	14.26
Exercised	(3,593,927)	2.32
Cancelled or expired	(366,193)	8.67

Outstanding at September 30, 2012	8,995,442	$5.65

The fair value of stock options granted that contain only a service condition as a requirement for vesting, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Volatility	—	48.7-49.1%	51.8-52.8%	48.5-49.2%
Expected dividend yield	—	—	—	—
Risk-free rate	—	0.9-1.1%	0.7-1.1%	0.9-2.2%
Expected term (in years)	—	4.9	5.0	4.9

The fair value of stock options granted that contain a market condition was estimated on the date of grant using the Monte Carlo Simulation valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices, with the following assumptions: contractual life of six years; expected volatility of 47% and risk free interest rate of 0.74%. These options vest over four years and are exercisable if specified stock prices are achieved.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options is approximately $18.0 million as of September 30, 2012 and is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

RSU and PRSU activity for the nine months ended September 30, 2012 is as follows:

RSUs and PRSUs	Number of RSUs	Weighted- Average Grant Date Fair Value of RSUs	Number of PRSUs	Weighted- Average Grant Date Fair Value of PRSUs
Unvested at December 31, 2011	663,127	$15.23	—	$—
Granted	1,120,027	16.01	791,632	12.04
Released	(100,532)	16.65	—	—
Cancelled or expired	(41,057)	17.04	—	—

Unvested at September 30, 2012	1,641,565	$15.63	791,632	$12.04

The fair value of RSUs and PRSUs is based on the stock price on the date of grant. The RSUs vest over a four year period following the date of grant. The PRSUs vest over a two to four year period following the date of grant, subject to achievement of performance objectives and the participant’s continued service through the applicable vesting dates.

The number of PRSUs granted in the table above represents the maximum number of awards that could ultimately be issued if certain Company financial targets, as defined under the agreements, are achieved. The shares, if any, will be issued on a one-for-one basis following the end of the applicable performance and service periods. Compensation cost associated with the PRSUs is recognized when the performance metrics are determined to be probable of achievement over the requisite service periods.

During the three months ended September 30, 2012, 60,378 PRSUs that previously required cash settlement on the vest date were modified to allow for settlement in cash or shares at the election of the Company. Compensation cost associated with these awards is measured using the fair value of the Company’s common stock on the modification date.

At September 30, 2012, the remaining unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs is $21.2 million and is expected to be recognized over a weighted-average period of 3.1 years. The remaining unrecognized compensation cost associated with the maximum number of PRSUs that could ultimately be issued of $9.5 million is expected to be recognized if and when the performance conditions are estimated to be probable of achievement over the remaining service period.

Employee Stock Purchase Plan

The Company issued 77,345 shares for approximately $0.9 million in employee contributions during the nine months ended September 30, 2012 under the Company’s 2011 Employee Stock Purchase Plan (“2011 ESPP”).

The fair value of each purchase option under the 2011 ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Volatility	44.5%	47.6%	44.5-57.9%	47.6%
Expected dividend yield	—	—	—	—
Risk-free rate	0.2%	0.1%	0.2%	0.1%
Expected term (in years)	0.5	0.3	0.5	0.3

As of September 30, 2012, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2011 ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of less than six months.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$222	$52	$474	$107
Sales and marketing	1,007	277	2,709	1,040
Research and development	662	315	1,782	636
General and administrative	2,770	1,326	7,027	2,999

Total stock-based compensation	$4,661	$1,970	$11,992	$4,782

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$2,051	$1,726	$6,057	$4,479
Restricted stock	2,418	135	5,251	194
PRSUs	(18)	—	105	—
ESPP	210	109	579	109

Total stock-based compensation	$4,661	$1,970	$11,992	$4,782

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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss per share:
Net loss	$(6,022)	$(1,432)	$(28,685)	$(6,845)
Less: accretion of redeemable convertible preferred stock	—	—	—	(11,810)

Net loss attributable to common stockholders	$(6,022)	$(1,432)	$(28,685)	$(18,655)

Weighted-average common shares outstanding:
Basic and diluted	59,444	53,701	58,259	29,993

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.03)	$(0.49)	$(0.62)

Potentially dilutive securities not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock and common stock subject to repurchase	8,959,554	12,809,899	10,089,241	12,780,410
Restricted stock	1,699,882	144,241	1,323,864	65,862
Employee stock purchase plan shares	119,529	—	96,543	—
Convertible Preferred	—	—	—	4,645,498
Redeemable Convertible Preferred	—	—	—	13,621,873
Common stock warrants	634	5,359	634	134,519
Common stock issuable upon conversion of debt	—	—	—	155,409

	10,779,599	12,959,499	11,510,282	31,403,571

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

The Company determined its operating segments to be technology and marketing services. Technology derives substantially all of its revenue from technology fees, software licensing, installation, training, maintenance, and hosting subscriptions. Marketing services derives substantially all of its revenue from online services, field marketing services, and membership programs.

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

Summarized information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue by segment:
Technology	$96,170	$76,341	$288,445	$225,002
Marketing services	13,049	13,287	36,776	36,343

Total net revenue	$109,219	$89,628	$325,221	$261,345

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$20,728	$17,034	$52,736	$51,050
Marketing services	5,341	5,710	12,143	15,333

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	26,069	22,744	64,879	66,383
Depreciation and amortization	(15,033)	(11,146)	(45,127)	(32,654)
Stock-based compensation expense	(4,661)	(1,970)	(11,992)	(4,782)
Unallocated corporate costs	(10,685)	(10,040)	(32,339)	(30,703)

Loss from operations	$(4,310)	$(412)	$(24,579)	$(1,756)

The Company allocates its net revenue to geographic regions based on the customer’s location. The following tables set forth net revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue:
North America	$105,963	$86,819	$315,947	$253,587
Europe and other	3,256	2,809	9,274	7,758

Total net revenue	$109,219	$89,628	$325,221	$261,345

	September 30, 2012	December 31, 2011
Assets:
North America	$562,140	$596,039
Europe and other	4,758	3,188

Total assets	$566,898	$599,227

Long-lived assets:
North America	$399,858	$413,461
Europe and other	1,714	1,255

Total long-lived assets	$401,572	$414,716

18. Income Taxes

The effective tax rate of (21.4)% for the nine months ended September 30, 2012 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the increase in the valuation allowance and discrete items recorded in the period.

During the nine months ended September 30, 2012, the Company received its transfer pricing methodology tax assessment with the Canadian Revenue Agency in the amount of $2.2 million, including accrued interest penalties. The assessment related to the 2005, 2006 and 2007 tax years and was due to the transfer pricing methodology related to royalties paid by the Company’s Canadian subsidiary to the Company. The Company previously recorded expense of $0.5 million in prior years for uncertain tax positions related to the audit by the Canadian Revenue Agency. As a result of the settlement, the Company recorded an additional expense of $1.3 million in the Company’s provision for income taxes on the condensed consolidated statements of operations for the nine months ended September 30, 2012. The Company also recorded a discrete expense of $0.4 million during the nine months ended September 30, 2012 related to the utilization of net operating losses carried back to offset adjustments related to 2006 and 2007.

As a result of the settlement with the Canadian Revenue Agency, the Company’s liability for uncertain tax positions decreased to $0 million as of September 30, 2012 from $0.3 million as of December 31, 2011. The Company’s policy for recording interest and penalties on uncertain tax positions is to record such items as a component of income tax expense. Accrued interest and penalties of $0 million and $0.2 million were recorded at September 30, 2012 and December 31, 2011, respectively.

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

The Company conducts business globally, and as a result, is subject to taxation in the United States and various state jurisdictions and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in many of the jurisdictions in which the Company operates. Effectively, all of the Company’s historical tax filings are subject to examination by the Internal Revenue Service and various state and foreign jurisdictions due to the generation of net operating loss carry forwards.

It is possible that new tax exams may commence and that other issues may be effectively settled. However, the Company is unable to make a reasonably reliable estimate as to when or if cash settlements with taxing authorities may occur. Although audit outcomes and the timing of potential audit payments are subject to uncertainty, the Company does not anticipate that the resolution of these tax matters or any events related thereto will result in a material adverse change to its consolidated financial position, results of operations or cash flows.

19. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company recorded net revenues from ESPN and its affiliates of less than $0.1 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively, and less than $0.1 million and $6.3 million for the nine months ended September 30, 2012 and 2011, respectively.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online services agreement with Disney to provide registration and advertising. The Company recorded net revenues from Disney of $0.3 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively, and $1.2 million for both the nine months ended September 30, 2012 and 2011.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the United States Tennis Association (“USTA”) as amended in December 2010. A member of the Company’s Board of Directors is the managing director for recreational tennis at the USTA. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. Net revenue from the USTA and its affiliates was approximately $1.3 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million for both the nine months ended September 30, 2012 and 2011.

20. Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $0.3 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Deferred Compensation Plan

In July 2012, the Company approved an unfunded, non-qualified Deferred Compensation Plan for certain employees. Under the Deferred Compensation Plan, participants may elect to defer up to 80% of their base salaries and up to 100% of performance-based compensation and commissions. The Company may also, at its discretion, match a portion of the employee contributions up to a defined maximum for each deferral election as prescribed in the Deferred Compensation Plan. The Company contributions vest annually over a four year period, subject to the employee’s continued service with the Company. The initial participation period of the Deferred Compensation Plan will begin in October 2012.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium-sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the nine months ended September 30, 2012, we generated revenue of $325.2 million, as compared to $261.3 million in the nine months ended September 30, 2011, an increase of 24%.

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

Our technology revenue was 89% of our total revenue for the nine months ended September 30, 2012. Net registration revenue was 76% of our technology revenue for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we processed approximately 71.5 million consumer registrations. Licensed software, maintenance, hosting and implementation revenue was 24% of our technology revenue for the nine months ended September 30, 2012. Our marketing services revenue was 11% of our total revenue for the nine months ended September 30, 2012.

Key Business Metrics

Net Registration Revenue. We calculate our net registration revenue by summing the technology fees generated by our registrations and revenue from the sale of pre-purchased registrations.

Registrations. We define a registration as when a participant registers one or more people for an event being held by an organization who is using our technology to register that participant. We determine that a registration has taken place when a participant registers one or more people for an activity or an event being held by one of our customers.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net registration revenue	$72,703	$60,893	19%	$220,076	$182,067	21%
Registrations	25,207	23,513	7%	71,466	62,969	13%
Net registration revenue per registration	$2.88	$2.59	11%	$3.08	$2.89	7%

Registrations increased 1.7 million or 7% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and 8.5 million, or 13%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to higher registrations in our outdoors customer group driven by growth from both existing and new state customers, additional registrations from StarCite, a provider of a technology platform that delivers content and services for meetings and event planning, which we acquired in December 2011, and increased registrations in our community activities customer group from sales to existing and new organizations. The average revenue per registration increased 11% for the three months and 7% for the nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

Mobile Devices. During the three and nine months ended September 30, 2012 and 2011, less than 10% of our registrations were made on a mobile or tablet device. We anticipate that revenue attributable to mobile usage will increase in future years due to users increasingly accessing the Internet through mobile devices.

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

The technology revenue segment is primarily composed of net registration revenue, which is primarily comprised of the technology fee we charge a participant when they register for one of our organization’s events. Our technology revenue is generally derived from transactions where we are the merchant of record. Our merchant model provides consumers the ability to book a wide range of events online through our platform. The type of events we offer on our platform can be categorized into the following four primary groups: sports, community activities, outdoors and business solutions. We generate technology revenue for our services based on the technology fee we charge a consumer when they register for one of the events. Consumers generally pay us the registration fee at the time of booking, and we pay the event organizer at a later date. The technology fee is recognized as revenue net of the organization registration fee which is collected directly from our consumer and then we make payment to the event organizer typically on a two week basis. Net registration revenue is recognized when services are provided, net of estimated refunds and other chargebacks. The timing difference between when the cash is collected from our consumers and when payments are made to the event organizers improves our operating cash flow and represents a source of liquidity for us. Technology revenue also includes software licensing, installation, training, maintenance, hosting subscriptions and the sale of pre-purchased registrations. The marketing services revenue segment includes online services, field marketing services and membership programs. Registrations lead participants to our network of websites and create opportunities for us to sell our online commerce and other marketing services to participants. Our network of websites enables like-minded consumers to engage in our online communities.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the three and nine month periods ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Unaudited) (in thousands)
Reconciliation of Adjusted EBITDA to Net loss:
Net loss	(6,022)	(1,432)	(28,685)	(6,845)
Interest expense, net	216	77	407	2,708
Provision for income taxes	1,982	910	5,062	2,490
Depreciation and amortization	15,033	11,146	45,127	32,654
Stock-based compensation	4,661	1,970	11,992	4,782
Other (income) expense, net	(486)	33	(1,363)	(109)

Adjusted EBITDA	15,384	12,704	32,540	35,680

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

As of September 30, 2012, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following tables set forth our results of operations for the periods presented and those results as a percentage of our revenue. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(in thousands)
Net revenue:
Technology revenue	$96,170	$76,341	$288,445	$225,002
Marketing services revenue	13,049	13,287	36,776	36,343

Total net revenue	109,219	89,628	325,221	261,345
Cost of net revenue:
Cost of technology revenue	45,571	38,291	142,038	109,986
Cost of marketing services revenue	1,826	1,599	5,257	4,241

Cost of net revenue	47,397	39,890	147,295	114,227

Gross profit	61,822	49,738	177,926	147,118
Operating expenses:
Sales and marketing	24,154	17,116	73,462	52,970
Research and development	20,624	17,628	62,954	50,181
General and administrative	15,862	11,737	49,309	34,633
Amortization of intangibles	5,492	3,669	16,780	11,090

Total operating expenses	66,132	50,150	202,505	148,874

Loss from operations	(4,310)	(412)	(24,579)	(1,756)
Interest income	23	32	73	91
Interest expense	(239)	(109)	(480)	(2,799)
Other income (expense), net	486	(33)	1,363	109

Loss before provision for income taxes	(4,040)	(522)	(23,623)	(4,355)
Provision for income taxes	1,982	910	5,062	2,490

Net loss	(6,022)	(1,432)	(28,685)	(6,845)
Accretion of redeemable convertible preferred stock	—	—	—	(11,810)

Net loss attributable to common stockholders	$(6,022)	$(1,432)	$(28,685)	$(18,655)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(As of percentage of net revenue)
Net Revenue	100%	100%	100%	100%
Cost of net revenue	43	45	45	44
Gross profit	57	55	55	56
Operating expenses:
Sales and marketing	22	19	23	20
Research and development	19	20	19	19
General and administrative	15	13	15	13
Amortization of intangibles	5	4	5	4

Total operating expenses	61	56	62	57
Loss from operations	(4)	0	(8)	(1)
Interest income	0	0	0	0

Interest expense	(0)	(0)	(0)	(1)
Other (expense) income, net	0	0	0	0
Loss before provision for income taxes	(4)	(1)	(7)	(2)
Provision for income taxes	2	1	2	1

Net loss	(6%)	(2%)	(9%)	(3%)

Three and Nine months ended September 30, 2012 and 2011

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net revenue:
Technology revenue	$96,170	$76,341	26%	$288,445	$225,002	28%
Marketing services revenue	13,049	13,287	(2%)	36,776	36,343	1%

Net revenue	$109,219	$89,628	22%	$325,221	$261,345	24%

Total revenue increased $19.6 million, or 22%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $63.9 million, or 24%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as discussed below.

Technology revenue. Net registration revenue increased $11.8 million or 19% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $38.0 million, or 21%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was driven by higher revenue in our business solutions customer group largely as a result of the StarCite acquisition, higher revenue from both existing and new state customers in our outdoors customer group, and growth in our community activities and sports customer groups. Software revenue increased $8.0 million or 52% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $25.4 million, or 59%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, mainly as a result of additional revenue from our acquisitions of StarCite and RTP in 2011, as well as increased revenue from our faith offerings. In total, technology revenue increased $19.8 million or 26% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $63.4 million, or 28%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Marketing services revenue. Revenue decreased $0.2 million, or 2% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and increased $0.4 million, or 1% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. These changes were primarily attributable to revenue increases related to our membership programs and website development offset by a decline in online advertising revenue mainly resulting from the expiration of a large one-time online advertising contract in 2011.

Costs and Expenses

Employee related expenses. Headcount and its related expenses make up a significant portion of our total expenses. We define employee related expenses as salaries, fringe benefits, facilities costs, employee travel, commissions, bonuses, stock-based compensation and other employee expenses.

Cost of Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
			(Unaudited) (Dollars in thousands)
Cost of net revenue	$47,397	$39,890	19%	$147,295	$114,227	29%
Headcount (at period end)				1,412	1,283	10%

Cost of net revenue increased $7.5 million or 19% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $33.1 million, or 29%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Employee related costs increased $3.4 million for the three months and $14.2 million for the nine months as a result of a 10% increase in headcount related to information technology and implementation support employees to support our revenue growth, offset by a decline in seasonal call center employees. Costs related to sales of hardware inventory increased $0.8 million for the three months and $2.9 million for the nine months mainly as a result of hardware sales in our resorts business from our acquisition of RTP in November 2011. Other cost of goods sold, including contractors and credit card processing fees, increased $1.1 million or 6% for the three months and $9.1 million or 17% for the nine months to support our revenue growth. Amortization of software that was capitalized in earlier periods, depreciation for fixed assets and amortization expense increased $2.2 million for the three months and $6.9 million for the nine months.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (Dollars in thousands)
Sales and marketing	$24,154	$17,116	41%	$73,462	$52,970	39%
Headcount (at period end)				625	500	25%

Sales and marketing expense increased $7.0 million or 41% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $20.5 million, or 39%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was primarily due to an increase in employee related expenses of $6.4 million for the three months and $18.3 million for the nine months, related to a 25% increase in headcount as we invested in our sales and marketing staff for future business growth. All other expenses including contractors, marketing and software increased $0.6 million for the three months and $2.2 million for the nine months to support the sales and marketing teams.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
			(Unaudited) (Dollars in thousands)
Research and development	$20,624	$17,628	17%	$62,954	$50,181	25%
Headcount (at period end)				1,065	934	14%

Research and development expense increased $3.0 million or 17% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $12.8 million, or 25%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Employee related expenses increased $5.3 million for the three months and $16.9 million for the nine months, resulting from a 14% increase in headcount driven by our continued development of ActiveWorks and implementations for new customers. The increase in employee related costs was partially offset by an increase in capitalized software of $1.8 million for the three months compared to the prior year and $3.3 million for the nine months compared to the prior year resulting from an increase in capitalizable hours, as well as lower contractor’s expense of $0.4 million for the three months and $0.7 million for the nine months as we completed certain implementations.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
			(Unaudited) (Dollars in thousands)
General and administrative	$15,862	$11,737	35%	$49,309	$34,633	42%
Headcount (at period end)				345	269	28%

General and administrative expense increased $4.1 million or 35% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $14.7 million, or 42%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Employee related expenses increased $2.7 million for the three months and $11.6 million for the nine months costs resulting from a 28% increase in headcount to allow us to support the business, as well as higher stock-based compensation expense due to increases in the fair value of our common stock and the number of stock options and restricted stock units granted. Contractor expenses also increased $1.1 million for the three months and $2.5 million for the nine months to support our public company and acquisition requirements.

Amortization of Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
		(Unaudited)			(Unaudited)
		(In thousands)			(In thousands)
Amortization of intangibles	$5,492	$3,669	50%	$16,780	$11,090	51%

Amortization of intangibles increased $1.8 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $5.7 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increases were due to $2.5 million for the three months and $8.3 million for the nine months of additional amortization expense related to recent acquisitions, offset by declines in amortization expense of $0.7 million for the three months and $2.6 million for the nine months for acquisitions completed prior to 2009 as the estimated useful lives on certain intangibles were met.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
		(Unaudited)			(Unaudited)
		(In thousands)			(In thousands)
Interest income	$23	$32	(28%)	$73	$91	(20%)
Interest expense	(239)	(109)	119%	(480)	(2,799)	(83%)
Other income (expense), net	486	(33)	(1,573%)	1,363	109	1,150%

Interest and other income (expense), net	$270	$(110)	345%	$956	$(2,599)	137%

Interest income decreased less than $0.1 million or (28%) for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and decreased less than $0.1 million or (20%), for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, as a result of our transition to bank Earnings Credit Rate, which offsets bank fees with interest income resulting in lower interest income.

Interest expense increased $0.1 million or 119% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as a result of interest expense in 2012 for our line of credit, offset by lower expense for our capital lease obligations. Interest expense decreased $2.3 million or (83%), for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a lower average debt balance. Our average debt balance was lower in 2012 because, subsequent to our public offering in May 2011, we paid all of our outstanding debt at that time in full. Interest expense related to capital lease obligations also decreased $0.1 million for the nine months.

Other income increased $0.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to gains on foreign exchange, and increased $1.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily attributable to a gain resulting from the change in the fair value of contingent consideration related to the StarCite acquisition, and gains on foreign exchange.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Unaudited) (In thousands)
Provision for income taxes	$1,982	$910	118%	$5,062	$2,490	103%

Provision for income taxes increased $1.1 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $2.6 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The provision for each period is primarily the result of increases in our deferred tax liabilities from the amortization of tax deductible goodwill. In addition, during the nine months ended September 30, 2012, we recorded an additional expense of $1.3 million related to a transfer pricing methodology tax assessment from the Canadian Revenue Agency, and an additional expense of $0.4 million related to the utilization of net operating losses carried back to offset adjustments related to 2006 and 2007.

The effective tax rate of (21.4%) for the nine months ended September 30, 2012 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the change in the valuation allowance, and the additional expenses related to transfer pricing methodology and utilization of net operating losses.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Purchases of property and equipment	$(12,665)	$(8,991)
Capitalized software development	(17,194)	(13,898)
Depreciation and amortization of property and equipment	23,995	17,344
Amortization of intangibles	21,132	15,310
Change in operating assets and liabilities, net	8,099	30,944
Proceeds of long-term debt	5,000	—
Repayment of long-term debt	(10,000)	(41,628)
Net proceeds from initial public offering	—	112,566
Net cash provided by operating activities	37,148	63,739
Net cash used in investing activities	(67,896)	(27,596)
Net cash provided by financing activities	695	71,790

As of September 30, 2012, we had cash and cash equivalents of $78.5 million and restricted cash of $0.9 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and non-interest and interest bearing accounts. Restricted cash consists of cash restricted from withdrawal and held by banks as collateral for letters of credit.

We believe that our existing cash and cash equivalents together with cash flows from our operating activities and cash available under our credit facility will be sufficient to fund our operations for at least the next 12 months. The credit facility is available for capital expenditures and acquisitions, and to provide for ongoing working capital requirements.

                On December 16, 2011, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), as Sole Lead Arranger and Sole Book Manager, and the lenders from time to time a party thereto. On July 2, 2012, we amended the credit agreement to, among other things, add J.P. Morgan Securities LLC, as a Joint Lead Arranger. The credit agreement, as amended, provides for a five-year, senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Credit Facility”). The Credit Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans, which will be available on a same-day basis. The credit agreement, as amended, also contains an “accordion” feature which allows us, subject to certain terms and conditions, to increase the lending commitments by up to $50 million. As of September 30, 2012, we had no amounts outstanding under the Credit Facility. Amounts available under the Credit Facility were $93.0 million as of September 30, 2012, net of $7.0 million in outstanding letters of credit.

Under the Credit Facility we are also required to comply with certain financial covenants and ratios. As of September 30, 2012, we were in compliance with all specified financial covenants.

Operating Activities

For the nine months ended September 30, 2012, cash provided by operating activities was $37.1 million, taking into account a net loss of $28.7 million, plus $24.0 million in depreciation and amortization of property and equipment, $21.1 million in amortization of intangibles, $12.0 million in stock-based compensation, $3.0 million change in deferred tax liability, and $8.1 million net increase from the change in operating assets and liabilities, offset by $1.1 million resulting from a gain on contingent consideration and $1.3 million in other items. Net change in operating assets and liabilities included a $0.3 million increase in registration fees payable resulting from an increase in registrations, and a $13.9 million increase in deferred revenue resulting from growth in the business, offset by a $6.8 million decrease in accounts receivable, resulting from increased registrations and growth in the business, and $0.7 million from a net decrease in accounts payable, inventories, and other items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $67.9 million, resulting primarily from $12.7 million cash used for capital expenditures and $17.2 million for capitalized software development costs, and $38.0 million related to the payable for the cash consideration for the acquisition of StarCite.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $0.7 million, resulting primarily from $9.2 million cash received from the exercise of stock options, offset by net $5.0 million in repayment of borrowings under our credit facility and, $3.6 million for payments on capital lease obligations.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any off balance sheet arrangements.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, operating leases and purchase obligations. As of September 30, 2012, there have been no significant changes to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On December 16, 2011, we entered into a Credit Agreement, as amended on July 2, 2012, that provides for a credit facility bearing interest at floating rates based upon either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. Our exposure to market risk for changes in interest rates relates primarily to the floating interest rate. Accordingly, interest rate increases would increase our interest expense on outstanding credit facility balances. As of September 30, 2012, no amount was drawn under the credit facility. Based on a sensitivity analysis, an increase of 1% in the floating interest rate would increase our borrowing costs by less than $0.1 million for each $1.0 million of borrowings under the credit facility, assuming such borrowings were outstanding for the entire quarter, or a maximum of $2.0 million if we utilized our entire line of credit.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Canadian dollar and the British pound sterling. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 1% adverse change in foreign exchange rates. We do not believe such a change would have a material impact on our results of operations.

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

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $28.7 for the nine months ended September 30, 2012, $15.3 million for the year ended December 31, 2011, $27.3 million for the year ended December 31, 2010 and $37.9 million for the year ended December 31, 2009. At September 30, 2012, we had an accumulated deficit of approximately $303.9 million. We plan to increase our operating expenses in the future as we continue to develop additional functionality and features for our applications, continue to transition our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. If our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve or maintain consistent profitability.

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

We rely on agreements with large payment processing organizations to enable us to provide credit card authorization, data capture, settlement and merchant accounting services, and access to various reporting tools for the customers we serve. Our credit card processors and service providers could terminate their arrangements with us or fail to perform their services efficiently, become unwilling or unable to provide payment processing services to us or change the services or terms of service provided to us, each of which would adversely affect our relationships with customers and could cause customers to discontinue using our applications and adversely affect our operating results. In addition, we cannot guarantee that credit card companies will not increase the transaction fees we incur for each registration we process. Any increase in transaction fees would require us to increase the prices we charge for our products and services or negatively impact our profitability, either of which could adversely affect our business, financial condition and results of operations. In addition, if credit card payment processors and service providers fail or no longer agree to provide their services, our customer relationships could be adversely affected and we could lose business and revenue.

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

We acquired the state hunting and fishing business of Automated License Systems and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. As of September 30, 2012, we had more than 55 state or provincial customers in North America that are utilizing our technology for registration and management services related to hunting, fishing, and campgrounds. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

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

Promoting and maintaining our brands is critical to our efforts to attract and retain our organizer customers and to increase the number of participants who use our applications. We also believe brand recognition is critical to allow us to effectively compete against the growing number of Internet sites and relatively low initial barriers to entry in certain of our markets. Maintaining, protecting and enhancing our brands is also critical to expanding our base of organizers, end users, advertisers, and other strategic partners, and increasing their engagement with our websites, and will depend largely on our ability to be a technology leader and continue to provide high-quality applications, which we may not do successfully. If we are unable to establish and maintain our brands, including THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE, as leaders for online registration and management applications in the activities and events market, our business and prospects would be materially and adversely affected.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly David Alberga, our Chairman of the Board and Executive Chairman, Matthew Landa, our Chief Executive Officer and Director, Darko Dejanovic, our President, and Scott Mendel, our Chief Financial Officer. Our performance also depends on our ability to retain and motivate other officers and key employees. We do not have long-term employment agreements with the members of our senior management or other key personnel. In addition, we do not maintain key-man insurance on these individuals. The loss of the services of any member of our senior management or other key employee for any reason would harm our business.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of September 30, 2012, we have been granted five patents by the United States Patent and Trademark Office and have seven patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our first report on compliance with Section 404 is required to be furnished in connection with our financial statements for the fiscal year ending December 31, 2012. Section 404 required controls and other procedures to be designed to ensure that information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission or SEC, is disclosed accurately and is recorded, processed, summarized and reported with the time periods specified in SEC rules and forms. We are currently performing the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

As of September 30, 2012, our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially owned approximately 36% of our outstanding common stock, including restricted stock units awards vested and stock options exercisable within 60 days after September 30,

2012. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers or current beneficial holders of 10% or more of our outstanding common stock except with respect to an agreement between Scott Schultz, one of our directors, and the United States Tennis Association, pursuant to which the United States Tennis Association receives the pecuniary benefit upon exercise of any options granted to Mr. Schultz. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through September 30, 2012, we have used the net proceeds of the offering for repayment of debt, funding for our recent acquisitions and for general corporate purposes, including expenditures for financing our growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures. We invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 27, 2012, we announced the transition of David Alberga from his position as Chief Executive Officer to Executive Chairman as well as the promotions of Matthew Landa to Chief Executive Officer and Darko Dejanovic to President. In connection with these changes, on October 29, 2012, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) approved the following changes to the compensatory arrangements of these named executive officers to be effective immediately: (i) Mr. Alberga’s annual base salary decreased to $450,000, (ii) Mr. Landa’s annual base salary increased to $525,000, and (iii) Mr. Dejanovic’s annual base salary increased to $500,000. On October 30, 2012, the Board ratified the Committee’s approval of Mr. Landa’s increase in base salary. In addition, on October 29, 2012, the Committee approved a grant of 100,000 restricted stock units (“RSUs”) to Mr. Dejanovic under the Company’s 2011 Equity Incentive Plan. The RSUs awarded to Mr. Dejanovic will vest in four equal annual installments beginning on September 24, 2013, subject to continued employment through such date.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Active Network, Inc.

Date: November 2, 2012	By:	/s/ MATTHEW LANDA
Matthew Landa
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2012	By:	/S/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.44#	Form of Amended and Restated Change in Control Agreement by and between Sheryl Roland and Registrant.

10.45#	Form of Performance Based Restricted Stock Unit Notice under the 2011 Equity Incentive Plan.

10.46#	Form of Performance Based Exercisability Option Notice under the 2011 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of The Active Network, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Indicates management contract or compensatory plan