Form 10-K
period 2012-12-31
ACTIVE NETWORK INC
filed 2013-02-27
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2012 (based upon the closing sale price of such shares on the New York Stock Exchange on the last business day of the second quarter) was approximately $717,815,778. The registrant has no non-voting common stock. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2013, the registrant had 60,953,805 shares of Common Stock ($0.001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 23, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

The Active Network, Inc.

For the Fiscal Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not strictly historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. References to The Active Network, Inc. throughout this Annual Report on Form 10-K are made using “the Company” and first person notations of “we”, “us” and “our”. Any statements in this Annual Report on Form 10-K concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition are not historical facts and may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “can,” “could,” “due,” “estimate,” “expect,” “intend,” “goal,” “may,” “objective,” “plan,” “potential,” “positioned,” “seek” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current information and our expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors,” including:

•	our history of significant operating losses;

•	our limited operating history, and new and unproven business model;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively manage our growth;

•	our ability to successfully manage our acquisitions and investments in businesses, applications and technologies;

•	our ability to compete successfully against current or future competitors;

•	our ability to successfully transition certain of our existing customers to ActiveWorks;

•	our ability to process, store and use personal data in a safe and secure manner;

•	our ability to comply with data privacy and use laws;

•	our ability to maintain our current relationships with credit card payment processors and associations and the card networks;

•	our ability to limit interruptions in service and damage to our technology systems;

•	our ability to attract and retain qualified employees and key personnel;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to continue to enhance and improve the functionality and features of our ActiveWorks technology platform;

•	our ability to react to the impact of worldwide economic conditions, including the resulting effect on organizers and participants;

•	our ability to protect our intellectual property, including our proprietary ActiveWorks technology platform;

•	our ability to comply with changes in government regulation affecting our business; and

•	other risk factors included under “Risk Factors” in this prospectus.

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

PART I

ITEM 1. BUSINESS

Overview

We are the leading provider of cloud-based Activity and Participant Management™ (APM) solutions serving a wide range of customer groups including business solutions, community activities, the public sector and outdoors and sports. We provide applications that form an online network connecting a fragmented and diverse group of activity and event organizers with a large base of potential participants. Our proprietary technology platform transforms the way organizers manage their activities and events by automating online registrations and streamlining other critical management functions, while also driving consumer participation to their events.

We power a broad range of activities, such as reserving a campsite or tee time, signing up for a marathon or sports league, purchasing a fishing or hunting license, or participating in a community event or corporate conference. From the introduction of our platform in 1999, we have experienced significant growth and now have approximately 55,000 customer organizations and drive approximately 89.9 million annual consumer registrations. Based on the results of a 2010 online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households. Our proprietary technology platform, ActiveWorks, provides cloud computing applications that reduce the cost and complexity of managing, organizing and promoting these activities and events.

In May 2011, we completed an initial public offering (“IPO”) of our common stock in which we sold and issued 12,650,000 shares of common stock, of which 4,427,778 were sold by selling stockholders, at an issue price of $15.00 per share, resulting in proceeds, net of underwriting discounts and offering expenses, of approximately $112.6 million to us providing us with the capital to continue the development of the ActiveWorks platform and invest in our sales efforts.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the year ended on December 31, 2012, we generated revenue of $418.9 million, as compared to $337.4 million in the year ended on December 31, 2011, an increase of 24.2%.

Industry Overview

Organizations of all sizes need to inform, engage and support their respective participants, which include attendees, members, registrants and other constituents. We believe activity and event registration and administration is a broad and large market with more than 800,000 potential customers in North America within our four primary customer groups of business solutions, community activities, public sector and outdoors and sports. According to the 2010 study we commissioned through Survey.com, 73% of the U.S. households surveyed pay to take part in a recreational or community activity. Based on the results of this survey and our internal analysis, we believe that our target market encompasses more than 1.8 billion total registrations annually in the United States, representing more than $110 billion in registration spending. We have the opportunity to receive a fraction of each registration fee by providing the applications that our platform offers to help organize and manage activities and events. Furthermore, we believe the market opportunity outside the United States is greater than our domestic market opportunity.

The traditional methods for managing activities and events generally share the following challenges:

Difficulty organizing event information. Historically, activities and events have been organized and registrations tracked by using a combination of paper-based systems, basic desktop applications and spreadsheets. Participants registered for events by phone, mail or walk-up registration, which is often costly and inefficient for both organizers and participants. This manual approach to event registration can be haphazard, time-consuming and lack sufficient process controls. Mistakes due to incorrect data entry of participant information often lead to incomplete or lost registration forms. These frequent errors add incremental costs for organizers, delay registration for participants and cause problems on-site at the activity or event.

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

Our Strengths

Our applications are designed to reach many aspects of a consumer’s lifestyle from community activities and sports to business solutions and the public sector and outdoors. Given this breadth, we believe the following strengths provide us with a competitive advantage within this large and growing market:

Leader in a large and fragmented market. We believe we have the largest customer base in our industry, including approximately 55,000 customers and approximately 89.9 million annual registrations. The scale and breadth of our platform enables us to provide the full automation capabilities required to serve a diverse set of activities for numerous organizations. Our offerings result from years of experience and participant feedback and include specialized features and support, which are difficult to replicate. Our large installed base of customers drives awareness of our services and provides us with a significant advantage in marketing our cloud computing applications to new customers.

Proprietary technology platform. Our cloud computing platform allows us to efficiently develop and deliver vertical specialization and feature-rich applications for customers of all sizes. We have made significant investments in our ActiveWorks platform, a secure, reliable and flexible technology infrastructure that can be easily modified to meet the unique needs of organizers and participants. We have approximately 1,300 technology and research and development personnel in the United States, Canada and China working on the development and delivery of our solutions. Our applications are tightly integrated within our organizations’ operations and deliver significant cost savings and operational efficiencies.

Dedicated and highly engaged consumers. We provide relevant and vertical-specific directories, content and tools that engage participants and form enthusiastic and dedicated online communities. These participants generate over 1.3 billion page views annually on our websites.

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

Increase our online registration conversion rates. We plan to increase participant usage of online registration services by training our customers in the execution of conversion techniques. We have developed and refined these techniques over the past 13 years through our experience working with tens of thousands of organizations. We also plan to continue providing our customers with an array of tools aimed at promoting online registration. Further, we intend to continue expanding our customers’ ability to reach participants online through our websites and by leveraging emerging and alternative online channels, including complementary social media platforms and mobile applications.

Deepen our relationships with existing customers. We are dedicated to developing comprehensive, vertical-specific applications and features that increase the value of our platform to our customers. We proactively review customer needs, usage trends and online penetration to identify opportunities where additional applications, services and targeted marketing programs would assist our customers in meeting their goals. We enable our customers to access a targeted consumer base through our marketing services.

Pursue strategic acquisitions. The competitive landscape in our core markets remains highly fragmented with many sub-scale players focusing on a small fraction of our addressable market. We may pursue acquisitions to strengthen our market position, broaden our organization base, enhance our capabilities and add new applications to our platform.

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

We plan to increase our operating expenses in the future as we continue to develop additional functionality and features for our applications, continue to transition our customers to ActiveWorks, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities.

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

After a visitor has established their commitment to participate in an activity, our products serve as a resource and tool to help them “Share & Prepare” to ensure they are ready to get the most out of their activity. Through a mix of free and paid offerings, visitors can find articles, videos, experts and discounts on tools and gear. Visitors can also find a network of active participants looking to support like-minded individuals in their pursuits. Our portfolio of consumer offerings supports an individual up through the point of participation. Most importantly, we provide a platform to celebrate their accomplishments and a conduit to commit to the next endeavor.

Participant Offerings
Find & Register	Share & Prepare	Participate & Commemorate
Featured Listings	Articles	Results
Search	Videos	Photo Sharing
Directory	Tell a Friend	Social Media
Aggregations	Experts	Ambassadors
Best of Active.com	How-To Guides	Free Product Samples
Targeted Recommendations	Social Sharing	Community

Customers

We work with organizations of all sizes. We currently have approximately 55,000 business solutions, community activities, public sector and outdoors and sports customers and we received technology fees from approximately 89.9 million registrations in 2012. Based on the results of a 2010 online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households.

In 2012, none of our customers accounted for more than five percent of our total revenue. Our technology customers can be categorized in the following four groups and can be further broken down into the verticals listed in the table below:

Sports	Community Activities	Public Sector and Outdoors	Business Solutions
Endurance Events	Parks & Recreation Departments	State Campgrounds	Conferences
Leagues & Teams	Schools & Districts	National Parks	Conventions
Golf Courses	City & County Governments	Fishing Licenses	Association Gatherings
Clubs	Camps & Retreats	Hunting Permits	Meetings & Seminars
Tournaments	Faith-Based Organizations	Marinas	Trade Shows & Expos
Resorts and Attractions

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

Over the last few years, one of our key corporate strategies has been to develop a robust technology platform that augments our initial registration system, moving us into a number of new markets and adding a significant amount of new functionality. In that effort, we are currently devoting significant resources to both developing our highly scalable and flexible ActiveWorks platform and maintaining a number of vertical-specific legacy systems. A large number of our customers are currently being served by our ActiveWorks architecture at varying levels of integration. We are in the process of transitioning to ActiveWorks certain customers who continue to use both our internally developed systems and acquired legacy systems. We are developing the additional features required to complete this transition. As legacy systems are transitioned to ActiveWorks, we will end any further development on those products and retire the applications.

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

Our cloud application functions like a traditional Software as a Service (SaaS) platform and quickly and efficiently delivers high quality and comprehensive solutions via the Internet. As a cloud provider, we do not need to develop our software for different hardware, operating systems or database application platforms, and access to our application services is delivered over the Internet to any connected device. The entire platform is built and developed utilizing industry accepted security guidelines to enable compliance with the industry’s stringent requirements.

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

Our ongoing research and development efforts are focused on enhancing the features, functionality and security of our existing service offerings. We are also developing new proprietary offerings in an expanding number of verticals and transitioning acquired technology to our platform. We have extensive technology capabilities, with approximately 1,300 technology and research and development personnel located in the United States, Canada and China working on the development and delivery of our services.

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

Intellectual Property

Our intellectual property is important to our business. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technological measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of December 31, 2012, we have been granted five patents by the United States Patent and Trademark Office and have six patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, because of the relatively high cost we would experience in registering all of our copyrights, we generally rely on common-law copyright laws in the United States and in other jurisdictions to protect our copyrights.

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

As of December 31, 2012, we had 3,036 full-time employees and 194 part-time employees and independent contractors. We typically engage more than 350 temporary employees and independent contractors during the first, second and third fiscal quarters to address seasonal peaks in registrations for our customers’ activities and events. We believe that relations with our employees, temporary employees and independent contractors are good.

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

Corporate Information

We were originally incorporated in California in October 1998 as Racegate.com, Inc. and became a Delaware corporation through a stock exchange agreement in July 1999. In May 2001, we changed our name to The Active Network, Inc. Our principal executive offices are located at 10182 Telesis Court, Suite 100, San Diego, California. Our corporate website address is www.activenetwork.com, and our primary participant website is www.active.com. Information contained on our websites is not a part of this Annual Report on Form 10-K and the inclusion of our website addresses in this Annual Report on Form 10-K is an inactive textual reference only.

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

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $43.0 million for the year ended December 31, 2012, $15.3 million for the year ended December 31, 2011, and $27.3 million for the year ended December 31, 2010. At December 31, 2012, we had an accumulated deficit of approximately $318.3 million. Our operating expenses will continue to increase during the next few years as we complete the transition of our customers to ActiveWorks, continue to develop additional functionality and features for our applications, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. If our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve or maintain consistent profitability.

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

Our revenue has grown rapidly over the past few years, increasing to $418.9 million in 2012 from $337.4 million in 2011, and $279.6 million in 2010, representing a compound annual growth rate over this period of 22.4%. We may not be able to sustain this level of growth in future periods, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Further, a portion of our revenue growth in each year resulted from acquisitions. We may not complete acquisitions in the future that increase our revenue at the same rate as in prior periods. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete the acquisitions we do identify. If we are unable to maintain an adequate rate of growth, our business will be adversely affected and we may not achieve or maintain profitability.

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

Acquisitions have been an important part of our growth to date. We have completed a significant number of acquisitions over the past few years. We may continue to seek to acquire and invest in businesses, applications and technologies that we believe could complement or expand our business, augment our market coverage, enhance our technology platform, provide us with valuable customer contacts or otherwise offer growth opportunities.

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

We have made a significant investment in developing ActiveWorks, and a large number of our customers are currently being served by our ActiveWorks architecture at varying levels of integration. We are in the process of transitioning to ActiveWorks certain customers who continue to use both our internally developed systems and acquired legacy systems. We are developing the additional features required to complete this transition. As legacy systems are transitioned to ActiveWorks, we will end any further development on those products and retire the applications. In addition, as part of our growth strategy, we expect to continue to inherit legacy systems through acquisitions. We will evaluate these systems to determine, based on their sophistication and compatibility, whether to integrate them into ActiveWorks or to migrate the customers using them to ActiveWorks. This process is time consuming and requires the investment of significant technical and human resources. During this process, we will continue to incur the costs and face the risks and difficulties associated with maintaining multiple legacy systems. During that transition period, we may also experience service interruptions, system failures and security breaches due to the shortcomings of certain of the legacy systems. Further, as we transition legacy systems to ActiveWorks, we may discontinue certain brands associated with those legacy systems and we may encounter resistance from customers who have affinity for these brands. If we fail to complete the transition to ActiveWorks in a cost-effective and timely manner and without service interruptions, system failures, security breaches or resistance from customers, our business may be harmed.

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

The card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards for payment of goods and services. We are obligated to comply with these rules and regulations as part of the contracts we enter into with payment processors and merchant banks. The rules and regulations adopted by the card networks include the Payment Card Industry Data Security Standards, or the PCI DSS. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of card data to help prevent credit card fraud. We assess our compliance with the PCI DSS on a periodic basis, and make necessary improvements to our internal controls. If we fail to comply with the rules and regulations adopted by the card networks, including the PCI DSS, we would be in breach our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability, and could eventually prevent us from processing or accepting credit cards and reduce our working capital. Further, there is no guarantee that even if we comply with the rules and regulations adopted by the card networks, we will be able to maintain our compliance. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the credit card data of customers or participants. Any such event would harm our reputation and business.

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

We are subject to a variety of laws in the United States and abroad that are continuously evolving and developing, and that are costly to comply with, can require significant management time and effort and can subject us to claims or other remedies. Existing and future laws and regulations may be adopted, interpreted or implemented in a manner that is inconsistent with our current business practices or that require changes to such practices, our privacy policy, the features and functionality of our applications or the design of our websites. These regulations and laws may cover employment, immigration, taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. If we are not able to comply with these laws and regulations or if we become liable under them, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain practices, which could negatively affect our business, financial condition and results of operations. In addition, the increased attention focused on liability as a result of lawsuits and legislative proposals could harm our reputation or otherwise harm our business.

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

We acquired the state hunting and fishing business of Automated License Systems and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. As of December 31, 2012, we had approximately 55 state or provincial customers in North America that are utilizing our technology for registration and management services related to hunting, fishing, and campgrounds. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

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

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. Maintaining this corporate culture will become increasingly difficult as we grow and implement the more complex organizational management structures necessary to support our growth and to comply with the requirements imposed on public companies. Failure to maintain and further develop our culture could negatively impact our future success. In addition, our IPO may have created disparities in wealth among our employees, which could adversely impact relations among employees and our corporate culture in general.

If the protection of our technology platform, domain name, trademarks and other proprietary rights is inadequate, our business would be harmed.

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of December 31, 2012, we have been granted five patents by the United States Patent and Trademark Office and have six patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting practices.

We maintain a documented system of internal controls, which is reviewed and monitored by the Audit Committee and tested by the Company’s internal audit department. The internal audit department reports the results of testing to the Audit Committee who in turn report the results to the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls over the business; however, we cannot be certain that our controls will be adequate in the future or that adequate controls will be effective in preventing or detecting all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of control is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

As of December 31, 2012, we had federal tax net operating loss carry forwards of approximately $182 million which will begin to expire in 2019 and continue to expire through 2032 and state tax net operating loss carry forwards of approximately $142 million which began to expire between 2013 and 2032 and foreign NOL carryforwards of approximately $11 million as of December 31, 2012 which expire between 2029 and 2032. If we do not maintain sufficient profitability prior to the expiration of these net operating loss carry forwards, then we will not be able to fully use such tax attributes to our benefit. Additional limitations on the annual use of these net operating loss carry forwards may also apply due to subsequent issuances of our stock.

Covenants in our Credit Agreement may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition and liquidity could be adversely affected.

In December 2011, we entered into a Credit Agreement (the “Credit Agreement”), which was subsequently amended in June 2012, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and J.P Morgan Securities LLC (upon the amendment of the Credit Agreement), as Joint Lead Arrangers, MLPFS as Sole Book Manager, and the lenders from time to time party thereto. We must comply with various covenants under our Credit Agreement that limit our ability to, among other things:

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

If our goodwill, amortizable intangible assets or property, plant and equipment become impaired, we may be required to record a significant charge to earnings.

We review our goodwill, intangible and long-lived assets for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, a decline in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business could indicate that goodwill, intangible or long-lived assets might be impaired. If, in any period, our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in impairment to our goodwill, intangibles or long-lived assets, we would be required to record a non-cash charge to earnings in our financial statements during a period in which such impairment is determined to exist. Any of these factors could have a negative impact on our operating results.

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

As of December 31, 2012, our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially owned approximately 35% of our outstanding common stock, including restricted stock units awards vested and stock options exercisable within 60 days after December 31, 2012. We are not aware of any stockholder or voting agreements or understandings between or among our directors, officers or current beneficial holders of 10% or more of our outstanding common stock except with respect to an agreement between Scott Schultz, a former director, and the United States Tennis Association, pursuant to which the United States Tennis Association received the pecuniary benefit upon exercise of any options granted to Mr. Schultz. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely or publish negative reports about our company or business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, publish negative reports about our company or business, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our existing sources of cash and cash flows may not be sufficient to fund all of our activities. While we believe we have sufficient capital available through our credit facility and cash flows from operations to conduct our plan of business for at least the next 12 months, we may need to raise additional funds following such time, and such funds may not be available on reasonable terms, or at all. Further, if we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our applications, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 10182 Telesis Court, Suite 100, San Diego, California. This leased facility is 122,798 square feet and currently houses our headquarters. The lease for our San Diego facility expires on October 31, 2017. Our other material facilities are located in Frostburg, Maryland; Burnaby, Canada; Nashville, Tennessee; Irving, Texas and Philadelphia, Pennsylvania. We undertake development, sales and warehouse activities in these facilities. Our main web-hosting facilities are located in Las Vegas, Nevada, Ashburn, Virginia and Toronto, Ontario. We believe that our facilities are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to various claims and legal actions during the ordinary course of business, including potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted by third parties. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions. They include, for example, commercial, intellectual property and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE under the symbol “ACTV” since May 25, 2011. Prior to that date, there was no public trading market for our common stock. Our initial public offering (“IPO”) was priced at $15.00 per share on May 24, 2011. The following table sets forth for the periods indicated the high and low prices per share of our common stock as reported on the NYSE:

	2012
Quarter	Low	High
First Quarter	$13.19	$17.74
Second Quarter	$12.64	$16.96
Third Quarter	$10.80	$15.46
Fourth Quarter	$4.65	$12.06

Registered Shareholders

On February 19, 2013, the closing sales price of our common stock on the NYSE was $5.30 and there were approximately 250 registered holders of record as of that date. This approximate number excludes an indeterminable number of stockholders whose shares are held in street or “nominee” name. As a result, we believe the number of beneficial owners is substantially greater than the number of registered holders of record.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between May 25, 2011 (the date of our IPO) and December 31, 2012, with the cumulative total return of the (i) the NASDAQ Composite Index and (ii) the NASDAQ-100 Technology Sector Index. This graph assumes the investment of $100 on May 25, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index, and assumes the reinvestment of dividends. No cash dividends have been declared or paid on our common stock. The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

	May 25, 2011	June 30, 2011	September 31, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 31, 2012	December 31, 2012
The Active Network, Inc.	100.00	110.69	92.77	85.53	105.85	96.79	78.81	30.88
NASDAQ Composite	100.00	95.66	84.51	92.31	105.43	102.50	107.86	103.69
NASDAQ 100 Technology Sector	100.00	95.30	90.44	98.29	122.26	113.58	121.94	113.42

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

Our IPO of common stock was effected through a Registration Statement on Form S-1 (File No. 333-172254) that was declared effective by the Securities and Exchange Commission on May 24, 2011, which registered an aggregate of 12,650,000 shares of our common stock, including 1,650,000 shares that the underwriters had the option to purchase. On May 31, 2011, 8,222,222 shares of common stock were sold on our behalf and 4,427,778 shares of common stock were sold on behalf of the selling stockholders, including 1,650,000 shares sold by the selling stockholders upon exercise in full of the underwriters’ option to purchase additional shares, at an IPO price of $15.00 per share, for an aggregate gross offering price of $123,333,330 to us, and $66,416,670 to the selling stockholders. Merrill Lynch, Pierce, Fenner & Smith and Citigroup Global Markets Inc. served as the managing underwriters of the initial public offering. Following the sale of the shares in connection with the closing of the IPO, the offering terminated.

As a result of the IPO, we received net proceeds of approximately $112.6 million, after deducting underwriting discounts and commissions of approximately $8.6 million and additional IPO-related expenses, net of reimbursements, of approximately $2.1 million. We did not receive any proceeds from the sale of shares by the selling shareholders. No IPO expenses were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There was no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through December 31, 2012, we have used the net proceeds of the IPO for repayment of debt, funding for acquisitions and for general corporate purposes, including expenditures for financing growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Net revenue:
Technology revenue	$370,472	$290,488	$237,688	$210,483	$145,789
Marketing services revenue	48,421	46,910	41,912	32,401	27,407

Total net revenue	418,893	337,390	279,600	242,884	173,196
Cost of net revenue	191,819	150,914	121,351	107,188	79,681

Gross profit	227,074	186,476	158,249	135,696	93,515
Total operating expenses	266,700	203,092	178,764	167,269	137,421

Loss from operations	(39,626)	(16,616)	(20,515)	(31,573)	(43,906)
Interest expense, net	(577)	(2,771)	(5,288)	(5,043)	(3,296)
Other income (expense), net	1,157	(14)	455	(1,196)	(268)

Loss before provision (benefit) for income taxes	(39,046)	(19,401)	(25,348)	(35,420)	(47,470)
Provision (benefit) for income taxes	3,980	(4,074)	1,924	2,439	1,506

Net loss	(43,026)	(15,327)	(27,272)	(37,859)	(48,976)
Accretion of redeemable convertible preferred stock	—	(11,810)	(28,157)	(25,774)	(15,639)

Net loss attributable to common stockholders	$(43,026)	$(27,137)	$(55,429)	$(63,633)	$(64,615)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.73)	$(0.75)	$(7.83)	$(10.86)	$(11.68)

Weighted-average shares used to compute net loss per share attributable to common stockholders(1):
Basic and diluted	58,804	36,072	7,080	5,862	5,530

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Other Financial and Operational Data:
Adjusted EBITDA(2)	$38,417	$36,036	$25,120	$15,746	$(2,672)
Organizations	54.9	51.3	47.3	44.9	41.5
Registrations	89,900	80,274	70,182	65,461	25,074

(1)	Effective May 25, 2011, all shares of convertible preferred stock and redeemable convertible preferred stock were converted into 8,807,090 and 25,824,801 shares of common stock, respectively, in connection with our IPO. Upon completion of IPO in May 2011, we amended and restated our certificate of incorporation to authorize 100,000,000 shares of preferred stock.
(2)	We define Adjusted EBITDA as net loss, plus: interest expense (net), provision (benefit) for income taxes, depreciation and amortization, stock-based compensation, and other income (expense), net. Please see “Adjusted EBITDA” below for more information and for a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$58,493	$108,699	$31,441	$26,381	$33,395
Restricted cash	1,145	1,502	5,000	5,000	5,000
Property and equipment, net	41,236	33,830	28,181	26,742	20,093
Software development costs, net	51,151	45,093	37,013	27,003	14,890
Working deficit	(41,312)	(42,035)	(57,985)	(38,676)	(17,376)
Total assets	542,470	600,557	390,548	381,871	325,936
Total long-term debt	—	5,000	44,403	48,727	54,045
Convertible preferred stock	—	—	21,187	21,187	21,187
Redeemable convertible preferred stock	—	—	371,126	343,021	269,534
Total stockholders’ equity (deficit)	332,447	346,639	(185,981)	(141,343)	(96,622)

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

The following table presents a reconciliation of Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(43,026)	$(15,327)	$(27,272)	$(37,859)	$(48,976)
Interest expense, net	577	2,771	5,288	5,043	3,296
Provision (benefit) for income taxes	3,980	(4,074)	1,924	2,439	1,506
Depreciation and amortization	61,315	44,857	40,287	36,079	26,697
Stock-based compensation	16,728	7,795	5,348	11,240	14,537
Other expense (income), net	(1,157)	14	(455)	(1,196)	268

Adjusted EBITDA	$38,417	$36,036	$25,120	$15,746	$(2,672)

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

Overview

We are leaders in cloud-based Activity and Participant Management™ solutions serving a wide range of customer groups including business solutions, community activities, public sector and outdoors and sports. We provide applications that form an online network connecting a fragmented and diverse group of activity and event organizers with a large base of potential participants. Our proprietary technology platform transforms the way organizers manage their activities and events by automating online registrations and streamlining other critical management functions, while also driving consumer participation to their events.

We power a broad range of activities, such as reserving a campsite or tee time, signing up for a marathon or sports league, purchasing a fishing or hunting license, or participating in a community event or corporate conference. From the introduction of our platform in 1999, we have experienced significant growth and in 2012, we had approximately 55,000 customer organizations that drove approximately 89.9 million annual consumer registrations. Based on the results of a 2010 online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households. Our proprietary technology platform, ActiveWorks, provides cloud computing applications that reduce the cost and complexity of managing, organizing and promoting these activities and events.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium-sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the year ended December 31, 2012, we generated revenue of $418.9 million, as compared to $337.4 million in the year ended December 31, 2011, and $279.6 million in the year ended December 31, 2010, an increase of 24% and 21% respectively.

A large number of our customers are currently being served by our ActiveWorks architecture at varying levels of integration. We are in the process of transitioning to ActiveWorks certain customers who continue to use both our internally developed systems and acquired legacy systems. In addition, part of our growth strategy has included acquisitions, which resulted in the acquisition of additional legacy systems. In the future, we will evaluate acquired systems to determine, based on their sophistication and compatibility, whether to integrate them into ActiveWorks or to migrate the customers using these systems to ActiveWorks. This process is time consuming and requires the investment of significant technical and human resources. During this process, we expect to continue to incur costs associated with maintaining multiple legacy systems.

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

Business Model

Technology Revenue. Our technology revenue was 88% of our total revenue for the year ended December 31, 2012. Of our technology revenue recognized during the year ended December 31, 2012, 74% related to registration revenue and 26% related to licensed software, maintenance, hosting, and implementation revenue.

Our technology fee is a percentage of the total registration amount that is paid by a participant at the time of sign up. Participants typically use a credit card to register for an activity either online or offline, and in the case of some of our large contracts, by using a call center. Upon registration, the consumer is charged for the total event registration fee, including the technology fee, and the funds are remitted to bank accounts that we control. We record revenue for our technology fee and we remit the remaining funds to the organizer. The organizer has the option of absorbing our technology fee and presenting a total event registration fee to the participant, or adding the technology fee as a separate line item in the event registration fee. Pricing for our cloud offerings is based on a portion of the total dollars processed for a registration and typically has a fixed and variable component. A number of our offerings also include a fee for setup, support or hosting. Our technology platform serves the entire spectrum of organizations, from large to small. Our standard contract for our registration customers is three years. Less than 2% of our revenue represents pre-purchased registrations and the technology revenue associated with these registrations represents the sales price to the participant, in addition to the technology fee. In cases where we have pre-purchased registrations, we retain the funds received upon registration. The technology fee and the revenue from pre-purchased registrations represent net registration revenue, since they are the direct result of participant registrations.

Licensed software, maintenance, hosting and implementation revenue was 26% of our technology revenue for the year ended December 31, 2012. In previous acquisitions, we acquired licensed software products which include licensed software, maintenance and services. As the market has become more receptive, we have begun transitioning these customers to our solutions. We anticipate that our licensed software, maintenance and services revenue will continue to decline as a percentage of our overall business. In the future, we anticipate sales in our technology segment will be primarily driven by technology fees from our cloud offerings.

Marketing Services Revenue. Our marketing services revenue was 12% of our total revenue for the year ended December 31, 2012. The marketing services segment works to provide the organizations within our technology segment and their participants with marketing solutions, online communities, membership programs and hosted websites. We group these sales as online services, field marketing and commerce. Online services include online advertising, email marketing and targeted newsletter promotions. We provide field marketing services including event promotions and sponsorships. Our commerce revenue consists of membership programs, training programs and websites. Contracts within our marketing services segment vary in length but are generally less than one year. We obtain customers through direct sales, inside sales and self-setup.

Research and Development Expense. Our research and development expenses are primarily the costs for employees engaged in the development and ongoing maintenance of our offerings and services. Primarily as a result of our acquisitions, we currently maintain numerous solutions that allow us to service customers of various types and sizes. In 2007, we began to develop ActiveWorks while continuing to maintain our existing products. As a result, we have incurred an increase in our research and development expense as well as capitalized software. We review spending on our research and development projects monthly and group the expenses in categories attributable to surviving products, end-of-life products and capitalized software. We expect that as development work is completed on our surviving products we will see a reduction in the research and development expenses attributable to our end-of-life products as well as the related spending associated with capitalized software for new products. For the year ended December 31, 2012, we capitalized $23.5 million of software development.

Key Factors that Affect Our Business

Seasonality. Our total revenue experiences seasonality with the three months ended June 30 and September 30 having the highest revenue. This seasonality is mainly due to trends in net registration revenue, as many of our larger customers experience peak business activity during the warmer months of the year.

Acquisitions. As a part of our growth strategy, we have completed a number of acquisitions in recent years. Our growth has been significantly affected by these acquisitions. In general, we pursue acquisitions for several reasons, such as acquiring a key technology or feature set, gaining access to a new customer group or acquiring domain expertise. We did not complete any significant acquisitions in 2012.

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

In December 2011, we acquired StarCite, Inc., a provider of a technology platform that delivers content and services for meetings and event planning to corporations, hotels, venues and meetings suppliers for consideration of $57.4 million in cash and shares of our common stock. Total consideration comprised $38.1 million in cash, 1,329,680 shares of common stock with a fair value of approximately $18.2 million and 150,000 shares of contingently issuable common stock with a fair value of approximately $1.1 million to be issued in the event that shares of our common stock did not close trading at or above $15.00 per share on the New York Stock Exchange for at least three consecutive days at any time during the sixty day period following the effective date of a registration statement filed to register the shares issued or issuable, as consideration in the merger. The acquisition enables us to provide an integrated solution for the events space and broaden its customer base.

During the year ended December 31, 2011, we acquired operations from two other businesses including a provider of web-based church management solutions and a provider of online registration for endurance events, in exchange for $4.6 million in cash. These acquisitions enable us to strengthen our position as a technology leader and broaden our customer base in the faith and endurance spaces.

Key Business Metrics

Net Registration Revenue. We calculate our net registration revenue by summing the technology fees generated by our registrations and revenue from the sale of pre-purchased registrations in a given period. Technology fees are generally recognized as revenue at the time a transaction is processed, and are typically a percentage of the total registration price paid by a participant. Revenue from the sale of pre-purchased registrations is comprised of the registration price paid by a participant and the technology fee and is recognized at the time the event is held.

Registrations. We define a registration as when a participant registers one or more people for an event being held by an organization who is using our technology to register that participant. We determine that a registration has taken place when a participant registers one or more people for an activity or an event being held by one of our customers.

	Year Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(In thousands, except per registration data)
Organizations	54.9	51.3	47.3	7%	8%
Net registration revenue (1)	$275,826	$228,453	$197,575	21%	16%
Registrations	89,900	80,274	70,182	12%	14%
Net registration revenue per registration	$3.07	$2.85	$2.82	8%	1%

(1)	Includes revenue of $6.5 million and $2.2 million, related to pre-purchased registrations with associated technology fees of $0.6 million, $0.2 million during the years ended December 31, 2012, and 2011, respectively. There were no revenues associated with pre-purchased registrations during the year ended December 31, 2010.

Net Registration Revenue and Registrations

2012 compared to 2011. Registrations increased 9.6 million or 12%. Approximately one-third of our growth was due to additional registrations from our acquisition of StarCite, a provider of a technology platform that delivers content and services for meetings and event planning, which we acquired in December 2011. We also had higher registrations across all other customer groups from both existing and new customers. The average revenue per registration increased 8%, due in part to a change in type of registrations sold resulting from the acquisition of StarCite, which has a higher revenue per registration than our overall average.

2011 compared to 2010. Registrations increased 10.1 million or 14%. The growth was due to additional registrations from new large state customers in our public sector and outdoors customer group and growth from sales to new organizations mainly in our communities and business solutions customer groups. The average revenue per registration increased 1%, mainly as a result of the registrations growth in our public sector and outdoors and communities customer groups, which have higher revenue per registration than our overall average.

Mobile Devices. During the twelve months ended December 31, 2012, less than 10% of our registrations were made on a mobile or tablet device. We anticipate that revenue attributable to mobile usage will increase in future years due to users increasingly accessing the Internet through mobile devices.

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

The technology revenue segment is comprised of net registration revenue, which is primarily comprised of the technology fee we charge a participant when they register for one of our organization’s events. The types of events we offer on our platform can be categorized into the following four primary groups: business solutions, community activities, public sector and outdoors, and sports. We generate technology revenue for our services based on the technology fee we charge a consumer when they register for one of the events. Consumers generally pay us the registration fee at the time of booking, and we pay the event organizer at a later date. The technology fee is recognized as revenue net of the organization registration fee which is collected directly from our consumer and then we make payment to the event organizer typically on a two week basis. Net registration revenue is recognized when services are provided, net of estimated refunds and other chargebacks. The timing difference between when the cash is collected from our consumers and when payments are made to the event organizers improves our operating cash flow and represents a source of liquidity for us. Technology revenue also includes software licensing, installation, training, maintenance, hosting subscriptions, and the sale of pre-purchased registrations. In certain circumstances we pre-purchase registrations from event organizers and bear the risk and rewards of ownership. Net registration revenue associated with these transactions is recognized when the event occurs and includes the total registration price paid by a customer and the technology fee.

The marketing services revenue segment includes online services, field marketing services and membership programs. Registrations lead participants to our network of websites and create opportunities for us to sell our online commerce and other marketing services to participants. Our network of websites enables like-minded consumers to engage in our online communities.

Costs and Expenses

Cost of Revenue. Our cost of revenue consists of credit card processing fees for registrations, payroll and related costs including allocated facilities costs, stock-based compensation for employees associated with registration, subscription or software implementation, customer support and onsite event support including travel costs. Costs also include expenses related to our call center operations, amortization of capitalized software development costs and certain acquired intangibles including acquired technology, customer supply costs, inventory costs related to pre-purchased registrations, and internet hosting costs.

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

We have included adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

For additional information on the limitations of adjusted EBITDA, see “Adjusted EBITDA” in Item 6 “Selected Financial Data” for more information.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(43,026)	$(15,327)	$(27,272)	$(37,859)	$(48,976)
Interest expense, net	577	2,771	5,288	5,043	3,296
Provision (benefit) for income taxes	3,980	(4,074)	1,924	2,439	1,506
Depreciation and amortization	61,315	44,857	40,287	36,079	26,697
Stock-based compensation	16,728	7,795	5,348	11,240	14,537
Other expense (income), net	(1,157)	14	(455)	(1,196)	268

Adjusted EBITDA	$38,417	$36,036	$25,120	$15,746	$(2,672)

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the estimates, assumptions and judgments involved in revenue recognition, returns and discounts, software development costs, stock-based compensation, business combinations, impairment of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our Consolidated Financial Statements, so we consider these to be our critical accounting policies.

We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, assumptions and judgments relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Revenue Recognition

We recognize technology revenue primarily from registration fees and related hosting and implementation services. Technology revenue also includes software licensing, training services, software maintenance fees and revenue from the sale of pre-purchased registrations. Technology revenue was 88%, 86%, and 85% of total revenue for the years December 31, 2012, 2011, and 2010, respectively. We also record revenue for marketing services which primarily consists of online and integrated field marketing campaigns and membership programs. Marketing revenue was 12%, 14%, and 15% of total revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

We recognize revenue when a signed contract or other persuasive evidence of an arrangement exists, the product has been delivered or services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Our arrangements do not contain general rights of return.

We assess whether the fee is fixed or determinable, and collection is probable, at the time of the transaction. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our standard payment terms and whether payment is free of contingencies or significant uncertainties. If a significant portion of the fee is considered to have extended payment terms or the fee is subject to adjustment, we account for the fee as not being fixed or determinable and recognize revenue as the payments become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit-worthiness. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

We also enter into multiple element revenue arrangements in which a customer may purchase a combination of hosting, implementation, training, maintenance, or marketing services. Revenue arrangements with multiple deliverables are divided into separate units and the arrangement consideration is allocated to all deliverables based on the relative selling price method. In such circumstances, we use the selling price hierarchy of: (i) vendor specific objective evidence of fair value (“VSOE”), if available, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of selling price (“BESP”). VSOE is limited to the price charged when the same element is sold separately by us. Due to the unique nature of some of our multiple deliverable revenue arrangements, we may not be able to establish selling prices based on historical stand-alone sales using VSOE or TPE; therefore we may use its best estimate to establish selling prices for these arrangements. We establish the best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as customer base, size of transaction, customer demand, historic contractually stated prices and our price lists.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we make different judgments or utilize different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Technology Revenue

Registration revenue is recognized when received, net of registration fees paid to event organizers, refunds, and chargebacks, where we are acting as an agent of event organizers. Net registration revenue comprised 66%, 67% and 71% of total net revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

In certain circumstances, we pre-purchase registrations from event organizers. The decision to record revenue gross versus net is a matter of significant judgment that is dependent upon the relevant facts and circumstances. We evaluate the presentation of revenue on a gross or net basis based on the qualitative weight of various indicators in the authoritative accounting guidance in order to determine whether we recognize (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or service or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier because it has earned a commission or fee). Registration revenue associated with pre-purchased registration transactions is recorded on a gross basis at the time the event occurs, as we bear inventory risk, have latitude in establishing price, bear credit risk and assume many of the responsibilities of the primary obligor, except for the actual fulfillment of the event.

For the sale of pre-purchased registrations recorded on a gross basis, cash collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue recognized on a gross basis comprised 1.6%, 0.7% and 0% for each of the three years ended December 31, 2012, 2011 and 2010, respectively.

Many customers who use our hosting services or license our software also enter into professional services and training arrangements with us. In addition, certain of our hosting agreements include up-front fees for implementation of hosting services. In determining whether professional services and implementation revenue should be accounted for separately, we evaluate (among other factors): the nature of the deliverables; whether they are ready for their intended use by the customer upon receipt; the nature of the implementation services; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the hosting or software license fee.

For hosting arrangements with up-front fees for implementation services where the hosting and implementation do not have stand-alone value, we defer the related revenue and record revenue as a single unit over the term of the hosting contract.

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

For license and professional service arrangements that do not qualify for separate accounting, such as arrangements that involve significant modification or customization of the software, arrangements that include milestones or customer specific acceptance criteria, or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue when the services have been performed.

Maintenance revenue consists of fees for providing software updates on a when-and-if available basis and technical support to software products (“PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Penalties from customers related to power outages or other technical disruptions are recognized in the period in which such amounts are incurred based on our estimated liability and are recorded as a reduction of revenue or an increase to cost of revenue.

Marketing Revenue

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

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and is inherently uncertain. The estimation of fair value requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date including:

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

Impairment of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

Our goodwill and intangible assets result from our corporate acquisition transactions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit. To date we have not performed an interim impairment test. We do not carry any intangible assets with indefinite useful lives other than goodwill. We evaluate our recorded goodwill balances for potential impairment by comparing the fair value of each reporting unit to its carrying value, including recorded goodwill. Our annual testing date is October 1. Goodwill impairment testing is a two-step process. For the first step, we screen for impairment, and if any possible impairment exists, we undertake a second step of measuring such impairment by performing discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. In the first step, we compare the carrying amount of our reporting units to the “fair value” of the reporting units. An excess carrying value over fair value would indicate that goodwill may be impaired. If we determined that goodwill may be impaired, then we would complete the second step of the test and compare the “implied fair value” of the goodwill to the carrying amount of goodwill. We periodically re-evaluate our business and have determined that we continue to operate in two segments, which we consider our reporting units given the similarities in economic characteristics between our operations and the common nature of our products, services and customers within each segment.

Determining the fair value of a reporting unit for purposes of the goodwill impairment test is judgmental in nature and involves the use of estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market multiples from publicly traded comparable companies. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the inherent risk in future cash flows, perpetual growth rate and determination of appropriate market comparables. For fiscal year 2012, the discounted cash flows for each reporting unit were based on discrete two-year financial forecasts developed by management for planning purposes. Cash flows beyond the two-year discrete forecasts were estimated based on projected growth rates and financial ratios, influenced by an analysis of historical ratios and by calculating a terminal value at the end of five years for each reporting unit.

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

As of December 31, 2012, we had $243.7 million of goodwill, $41.2 million of net property and equipment and $62.8 million of acquired net intangible assets. Changes in the valuation of long-lived assets could materially impact our operating results and financial position. We have not recorded any impairment losses in the three years ended December 31, 2012, 2011, and 2010.

Income Taxes

We recognize tax benefits for tax positions that are more likely than not to be sustained based solely upon the technical merits positions as of the reporting date. We then measure the benefit to be recognized using a cumulative probability approach and recognize the largest amount of benefit that is more likely than not to be sustained. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

We assess the likelihood that we will be able to recover our deferred tax assets and the need for a valuation allowance. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. We will increase our provision for income tax by creating a valuation allowance if we are not able to determine that recovery of our deferred tax assets is more likely than not. Based on the available evidence as of December 31, 2012, we were not able to conclude that realization of our domestic deferred tax assets is more likely than not and we recorded a valuation allowance of $86.5 million.

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

Stock-Based Compensation

Our stock based compensation expense is comprised of stock options, stock options with market conditions (“Market Stock Options”), restricted stock units with service conditions (“RSUs”), restricted stock units with market conditions (“MSUs”), and performance-based restricted stock units (“PRSUs” or “Performance RSUs”) which are issued under our 2002 and 2011 equity incentive plans, as well as common stock issued under the Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible officers and employees to purchase a limited amount of common stock at a discount to the market price in accordance with the terms of the plan as described in Note 16 of our consolidated financial statements.

Stock Options and ESPP

Stock-based compensation related to stock options and ESPP is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. We utilize the Black-Scholes pricing model for determining the estimated fair value of our stock options and the common stock issued under our ESPP. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the price volatility of the underlying stock and the expected forfeiture rate.

RSUs

We recognize compensation cost for restricted stock awards using the closing price of the stock on the grant date as the fair value, net of an estimate for pre-vesting forfeitures, and recognize the expense over the indicated service period of the award.

Market Stock Options and MSUs

We utilize the Monte Carlo simulation model for determining the estimated fair value of our Market Stock Options and MSUs which estimates the potential outcome of reaching the market condition based on simulated future stock prices at the grant date. Stock-based compensation for Market Stock Options and MSUs is recognized over the requisite service period, which is generally the vesting period. The input factors used in the valuation model are based on subjective future expectation combined with management judgment.

Performance RSUs

We recognize compensation cost for awards with performance conditions when the performance conditions have been determined and based upon the probability of that performance condition being met, net of an estimate for pre-vesting forfeitures, at the closing market price on the date of the grant.

The unrecognized compensation cost associated with the maximum number of PRSUs that could ultimately be issued is $9.3 million and is expected to be recognized if and when the performance conditions are estimated to be probable of achievement over the requisite service period. If our estimate associated with achievement of the targets changes, we will be required to record the cumulative expense from the grant date through the date our assessment changes, which could have a material impact on our financial statements.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Net revenue:
Technology revenue	$370,472	$290,480	$237,688
Marketing services revenue	48,421	46,910	41,912

Total net revenue	418,893	337,390	279,600
Cost of net revenue:
Cost of technology revenue	184,954	144,962	115,148
Cost of marketing services revenue	6,865	5,952	6,203

Cost of net revenue	191,819	150,914	121,351

Gross profit	227,074	186,476	158,249
Operating expenses:
Sales and marketing	97,091	70,251	59,106
Research and development	81,408	66,753	61,107
General and administrative	65,924	51,126	42,404
Amortization of intangibles	22,277	14,962	16,147

Total operating expenses	266,700	203,092	178,764

Loss from operations	(39,626)	(16,616)	(20,515)
Interest income	87	119	150
Interest expense	(664)	(2,890)	(5,438)
Other income (expense), net	1,157	(14)	455

Loss before provision (benefit) for income taxes	(39,046)	(19,401)	(25,348)
Provision (benefit) for income taxes	3,980	(4,074)	1,924

Net loss	(43,026)	(15,327)	(27,272)
Accretion of redeemable convertible preferred stock (1)	—	(11,810)	(28,157)

Net loss attributable to common stockholders	$(43,026)	$(27,137)	$(55,429)

(1)	Effective May 25, 2011, all shares of convertible preferred stock and redeemable convertible preferred stock were converted into 8,807,090 and 25,824,801 shares of common stock, respectively, in connection with our IPO. Upon completion of our IPO in May 2011, we amended and restated our certificate of incorporation to authorize 100,000,000 shares of preferred stock.

	Year Ended December 31,
	2012	2011	2010
	(As a percentage of net revenue)
Net revenue	100%	100%	100%
Cost of net revenue	46	45	43
Gross profit	54	55	57
Operating expenses:
Sales and marketing	23	21	21
Research and development	19	20	22
General and administrative	16	15	15
Amortization of intangibles	5	4	6
Total operating expenses	64	60	64
Loss from operations	(9)	(5)	(7)
Interest income	—	—	—
Interest expense	—	(1)	(2)
Other income (expense), net	—	—	—
Loss before provision (benefit) for income taxes	(9)	(6)	(9)
Provision (benefit) for income taxes	(1)	(1)	1
Net loss	(10)%	(5)%	(10%)

Years ended December 31, 2012, 2011 and 2010

Net Revenue

	Year Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(In thousands)
Net revenue:
Technology revenue	$370,472	$290,480	$237,688	28%	22%
Marketing services revenue	48,421	46,910	41,912	3%	12%

Net revenue	$418,893	$337,390	$279,600	24%	21%

2012 compared to 2011. Total net revenue increased $81.5 million, or 24% from 2011 to 2012 as discussed below.

Technology revenue. Net registration revenue increased $47.4 million, or 21%, driven by registrations growth related to our acquisition of StarCite in December 2011, as well as higher registrations across all customer groups from both existing and new customers. Software revenue increased $32.6 million or 53% as a result of revenue from acquisitions in our faith customer group and also due to growth in hosting and implementation revenue in our business solutions and communities customer groups. In total, technology revenue increased $80.0 million or 28%.

Marketing services revenue. Revenue increased $1.5 million, or 3%. We experienced growth in our membership programs, wellness programs and promotions, as well as growth in website development resulting from an acquisition in 2011. Offsetting this growth was a decline in online advertising mainly related to the expiration of an online advertising contract that we had in 2011.

2011 compared to 2010. Total net revenue increased $57.8 million, or 21% from 2010 to 2011 as discussed below.

Technology revenue. Net registration revenue increased $30.9 million, or 16%, driven by registrations growth in our business solutions and communities customer groups and additional revenue from new large state customers in our public sector and outdoors customer group. Software revenue increased $21.9 million or 55% as a result of revenue from acquisitions in our faith customer group and also due to growth in hosting and implementation revenue in our business solutions and communities customer groups. In total, technology revenue increased $52.8 million or 22%.

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

Cost of Net Revenue

	Year Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(Dollars in thousands)
Cost of net revenue	$191,819	$150,914	$121,351	27%	24%
Headcount (at period end)	1,380	1,258	1,122	10%	12%

2012 compared to 2011. Cost of net revenue increased $40.9 million, or 27% from 2011 to 2012. Employee related costs increased $16.7 million or 29%, mainly due to an increase in headcount. Headcount increased 10%, made up of a 3% decline in seasonal and other call center employees due to efficiencies in operations and a 27% increase in other employees mainly in information technology and implementation support. Depreciation of fixed assets and amortization of intangibles and software that were capitalized in earlier periods increased $9.2 million. Costs related to sales of hardware inventory increased $3.4 million from hardware sales in our resorts business which we acquired (RTP) in November 2011. Costs related to pre-purchased registrations increased $2.6 million. Credit card fees increased $2.3 million or 6% and were approximately 16% of net registration revenue compared to 18% last year, with the decline resulting from savings initiatives and from lower fees related to debit card transactions. Expenses for contractors and outside services increased $2.7 million to support our website development business (RTP) which we acquired in November 2011, large state implementations in our outdoors customer group, and our promotions business. Software and hardware maintenance expenses increased $1.9 million primarily related to investments in new software products and maintenance agreements to support our data centers and infrastructure growth for new products, and other cost of net revenue increased $2.9 million or 18% to support the revenue growth. Additionally, an expense of $0.8 million to record a contingency related to a state contract implementation was recorded in 2011, and this did not reoccur in 2012.

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

Sales and Marketing

	Year Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(Dollars in thousands)
Sales and marketing	$97,091	$70,251	$59,106	38%	19%
Headcount (at period end)	638	540	435	18%	24%

2012 compared to 2011. Sales and marketing expense increased $26.8 million, or 38% from 2011 to 2012. The increase was primarily due to higher employee related costs of $24.3 million, or 40% as we invested in our sales and marketing staff for future business growth. Headcount increased 18% or 98 employees, with headcount added from our acquisitions of RTP and StarCite occurring in late 2011 or the beginning of 2012, and other net hiring occurring in late 2011 and continuing throughout the year during 2012, leading to an increase in salaries and other costs that outpaced the period-ending headcount increase. Marketing expenses also increased $1.1 million due to increases in trade show and online marketing expenses.

2011 compared to 2010. Sales and marketing expense increased $11.1 million, or 19% from 2010 to 2011. The increase was primarily due to higher employee related costs of $8.9 million as a result of a 24% increase in headcount as we invested in our sales and marketing staff for future business growth. Marketing expenses also increased $1.8 million as we increased our marketing and trade show spending mainly due to large trade shows in the first six months of the year.

Research and Development

	Year Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(Dollars in thousands)
Research and development	$81,408	$66,753	$61,107	22%	9%
Headcount (at period end)	1,037	982	856	6%	15%

2012 compared to 2011. Research and development expense increased $14.7 million, or 22% from 2011 to 2012. Headcount increased 6% to support our continued development of ActiveWorks and implementations for new large state customers. Employee related costs increased $20.5 million or 27% related to the increase in headcount and a higher average salary cost per employee as new hiring included improvements to our team with highly skilled employees. The increase in employee related costs was offset by additional capitalized software of $4.4 million, a decline in contractor expenses of $1.1 million and lower depreciation of $0.6 million.

2011 compared to 2010. Research and development expense increased $5.6 million, or 9% from 2010 to 2011. Employee related costs increased $10.2 million or 16% resulting from a 15% increase in headcount to support our continued development of ActiveWorks and implementations for new large state customers. The increase in employee related costs was offset by additional capitalized software of $3.0 million, a decline in contractor expenses of $1.3 million and lower depreciation of $1.2 million.

General and Administrative

	Year Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(Dollars in thousands)
General and administrative	$65,924	$51,126	$42,404	29%	21%
Headcount (at period end)	341	282	223	21%	26%

2012 compared to 2011. Our general and administrative expenses increased $14.8 million, or 29%, from 2011 to 2012. Employee related expenses increased $12.9 million as a result of a 21% increase in headcount to allow us to support the business, including employees added from our acquisition of StarCite at the beginning of 2012. In addition, contractor costs increased $2.4 million primarily due to an increase in audit and legal fees of $1.9 million and a settlement expense of $0.6 million recorded in December 2012 related to an acquisition in a prior period. These increases were offset by $1.9 million in severance payments related to the acquisition of StarCite during 2011, which did not reoccur in 2012.

2011 compared to 2010. Our general and administrative expenses increased $8.7 million, or 21%, from 2010 to 2011. Employee related expenses increased $5.4 million as a result of $1.9 million in severance payments in 2011 related to the acquisition of StarCite and higher costs resulting from a 26% increase in headcount to allow us to support the business, offset by a change in our annual incentive plan accrual. Software expenses increased $1.2 million primarily related to our increased investment in Oracle licenses to support our growth, stock based compensation expense increased $0.9 million, and other expenses primarily related to higher costs associated with operating as a public company increased $1.3 million or 12%.

Amortization of Intangibles

	Year Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(In thousands)
Amortization of intangibles	$22,277	$14,962	$16,147	49%	(7%)

2012 compared to 2011. Amortization of intangibles increased $7.3 million, or 49%, from 2011 to 2012. Intangibles are amortized over their expected life. This increase is predominantly related to the StarCite and RTP acquisitions completed during the fourth quarter of 2011.

2011 compared to 2010. Amortization of intangibles decreased $1.2 million, or 7%, from 2010 to 2011. Intangibles are amortized over their expected life. Amortization expense on acquisitions completed prior to 2010 decreased as useful lives on certain intangibles were met. This was slightly offset by higher amortization expense on acquisitions completed since 2010.

Interest and Other Income (Expense), Net

	Year Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(In thousands)
Interest income	$87	$119	$150	(27%)	(21%)
Interest expense	(664)	(2,890)	(5,438)	(77%)	(47%)
Other income (expense), net	1,157	(14)	455	8,364%	(103%)

Interest and other income (expense), net	$580	$(2,785)	$(4,833)	121%	(42%)

2012 compared to 2011. Interest income for the year ended December 31, 2012 decreased by less than $0.1 million, due to a decrease in cash balances held in interest bearing accounts throughout the year.

Interest expense decreased 77% to $0.7 million due to a lower average debt balance.

Other income (expense), net increased $1.2 million for the year ended December 31, 2012 primarily due to a gain on contingent consideration in connection with the StarCite acquisition of approximately $1.1 million, offset by foreign exchange losses of $0.1 million.

2011 compared to 2010. Interest income for the year ended December 31, 2011 was $0.1 million compared to $0.2 million for the year ended December 31, 2010, a decrease of less than $0.1 million. The decrease was due to our transition to bank Earnings Credit Rate, which offsets bank fees with interest income resulting in lower interest income.

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

Income Taxes

	Year Ended December 31,			% Change
	2012	2011	2010	2012 to 2011	2011 to 2010
	(In thousands)
Provision (benefit) for income taxes	$3,980	$(4,074)	$1,924	198%	(312%)

2012 compared to 2011. Income taxes for the year ended December 31, 2012 resulted in an expense of $4.0 million compared to a benefit of $4.1 million for the year ended December 31, 2011. The difference in taxes between periods is principally due to discrete events in both 2012 and 2011. In 2012, we recorded an additional expense of $1.3 million related to a transfer pricing methodology tax assessment from the Canadian Revenue Agency, and an additional expense of $0.4 million related to the utilization of net operating losses carried back to offset adjustments related to 2006 and 2007. In 2011 we concluded, as a result of a plan to amalgamate our Canadian subsidiaries, that it was more likely than not that we would realize deferred tax assets of approximately $4.8 million associated with one of our Canadian subsidiaries that was previously offset by a valuation allowance. In addition in 2011, we realized $3.9 million of tax benefit from the reduction in our domestic valuation allowance as a result of net deferred tax liabilities assumed in connection with the acquisition of ServiceU. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible.

The effective tax rate of (10.2)% for the year ended December 31, 2012 differs from the statutory rate primarily due to state taxes, foreign taxes, nondeductible stock option expenses, the increase in the deferred tax liability from the amortization of tax deductible goodwill, and the change in the valuation allowance, as described above.

2011 compared to 2010. Income taxes for the year ended December 31, 2011 resulted in a benefit of $4.1 million compared to an expense of $1.9 million for the year ended December 31, 2010. The difference in taxes between periods is principally due to discrete events in 2011 that impacted our assessment regarding the realization of deferred tax assets. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. During the fourth quarter of 2011, we concluded as a result of a plan to amalgamate our Canadian subsidiaries that it was more likely than not that we would realize deferred tax assets of approximately $2.6 million associated with one of our Canadian subsidiaries that was previously offset by a valuation allowance. In addition, during the fourth quarter of 2011, we realized $3.9 million of tax benefit from the reduction in our domestic valuation allowance as a result of net deferred tax liabilities assumed in connection with the acquisition of ServiceU.

The effective tax rate of 21.0% for the year ended December 31, 2011 differs from the statutory rate primarily due to state taxes, foreign taxes, nondeductible stock option expenses, the increase in the deferred tax liability from the amortization of tax deductible goodwill, and the change in the valuation allowance, and the additional expenses related to the transfer pricing methodology and utilization of net operating losses, as described above.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	27,552	65,703	42,095
Net cash used in investing activities	(78,966)	(66,934)	(32,725)
Net cash provided by (used in) financing activities	1,225	78,530	(4,349)
Effect of exchange rates on cash	(17)	(41)	39

Net increase (decrease) in cash and cash equivalents	(50,206)	77,258	5,060

As of December 31, 2012, we had cash and cash equivalents of $58.5 million and restricted cash of $1.1 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and non-interest bearing accounts. Restricted cash consists of cash restricted from withdrawal and held by banks as collateral for letters of credit. We believe that our existing cash and cash equivalents together with cash flows from our operating activities and cash available under our credit facility will be sufficient to fund our operations for at least the next 12 months.

On December 16, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”), as Sole Lead Arranger and Sole Book Manager, and the lenders from time to time a party thereto. On July 2, 2012, we amended the Credit Agreement to, among other things, add J.P. Morgan Securities LLC, as a Joint Lead Arranger. The Credit Agreement, as amended, provides for a five-year, senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Credit Facility”). The Credit Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans, which will be available on a same-day basis. The Credit Amendment also contains an “accordion” feature which allows us, subject to certain terms and conditions, to increase the lending commitments by up to $50 million.

At December 31, 2011 outstanding swing line loans were $5.0 million. In January 2012, we fully repaid the $5.0 million swing line loan and immediately borrowed $10.0 million under the revolving Credit Facility. We fully repaid the $10.0 million outstanding balance under the Credit Facility in August 2012 and we had no amounts outstanding under the Credit Facility as of December 31, 2012.

The Company had $93.9 million available under the Credit Facility as of December 31, 2012, net of $6.1 million in outstanding letters of credit.

Under the Credit Facility we are also required to comply with certain financial covenants and ratios. As of December 31, 2012, we were in compliance with all specified financial covenants and ratios.

Operating Activities

In 2012, net cash provided by operating activities was $27.6 million, resulting from a net loss of $43.0 million and adjusted for $76.7 million in non-cash items and $6.2 million of cash outflows from the net change in assets and liabilities. The non-cash items included $33.3 million of depreciation and amortization of property and equipment, $28.0 million of amortization of intangibles, $16.7 million of stock-based compensation, and $1.3 million of deferred tax liability, offset by $2.7 million in other non-cash items. Net change in assets and liabilities benefitted from an $11.9 million increase in deferred revenue resulting from growth in the business, a $1.9 million increase in other liabilities, a $1.9 million decrease in accounts receivable, and a $0.4 million decrease in restricted cash. These were offset by a net $11.1 million reduction in registration fees payable which resulted from an increase in payables from growth in the business offset by timing differences in the remittance cycle for a few large customers, a $3.1 million decrease in accounts payable and accrued expenses, a $3.1 million increase in inventory balance resulting from an increase in purchases of registrations from event organizers, a $2.5 million increase in prepaid expenses and other assets, and a $2.2 million increase in registration receivable.

In 2011, net cash provided by operating activities was $65.7 million, resulting from a net loss of $15.3 million and adjusted for $47.8 million in non-cash charges and a $33.2 million net change in assets and liabilities. The non-cash charges included $24.4 million of depreciation and amortization of property and equipment, $20.5 million of amortization of intangibles, $7.8 million of stock-based compensation, and $0.2 million of other non-cash charges, offset by a $5.0 million reduction in the deferred tax liability. Net change in assets and liabilities generated operating cash as follows, mainly due to increased volume: $31.7 million from the increase in registration fees payable, $6.4 million from the increase in deferred revenue, a $4.2 million reduction in restricted cash related to the termination of a Loan and Security Agreement with Square 1 Bank and a $2.9 million net change in other assets and liabilities offset by a $7.0 million increase in accounts receivable, and a $5.4 million increase in registration receivable.

Net cash provided by operating activities for the year ended December 31, 2010 was $42.1 million, resulting from a net loss of $27.3 million and adjusted for $47.4 million in non-cash charges and a $22.0 million net change in assets and liabilities. The non-cash charges included $19.2 million of depreciation and amortization of property and equipment, $21.1 million of amortization of intangibles, $5.3 million of stock-based compensation, $1.2 million deferred income taxes and $0.5 million of other non-cash charges. Net change in assets and liabilities generated operating cash as follows: $10.5 million from the increase in registration fees payable, $8.8 million from the increase in deferred revenue, $5.5 million from the increase in accrued expenses, $3.5 million increase in other items, offset by a $4.6 million decrease in accounts receivable due to seasonality and a $1.7 million decrease in registrations receivable. Cash generated by the increase in registration fees payable and deferred revenue resulted from growth in the business.

Investing Activities

In 2012, net cash used in investing activities was $79.0 million, including $38.1 million for acquisitions, $23.0 million of capitalized software development costs, and capital expenditures of $17.8 million as we continue to expand the business.

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

Financing Activities

In 2012, net cash provided by financing activities was $1.2 million, primarily due to $11.0 million in net proceeds from the issuance of stock, offset by a $5.0 million net reduction in debt as we paid down our swing line Credit Facility and a $4.7 million reduction from payments on capital lease obligations.

In 2011, net cash provided by financing activities was $78.5 million, primarily due to $112.6 million in net proceeds from our initial public offering in May 2011 and $5.2 million in proceeds from the exercise of stock options and warrants, offset by $39.2 million net reduction in debt and capital lease obligations.

Net cash used in financing activities for the year ended December 31, 2010 was $4.3 million, resulting primarily from $8.0 million repayment of long-term obligations and $1.9 million repayment of capital lease obligations less $3.0 million proceeds from debt and $2.6 million cash received from the exercise of stock options.

Letters of Credit

At December 31, 2012 and 2011, we had $0.8 million and $1.5 million, respectively, of cash restricted from withdrawal and held by banks as collateral for letters of credit.

2008 Loan and Security Agreement

In October 2008, the Company entered into a Loan and Security Agreement (“LSA”) with Square 1 Bank (“Square 1”) which allowed the Company to borrow up to $5.0 million under a term loan and up to $7.0 million under a line of credit (“Line”), which was later amended in 2010 allowing the Company to borrow up to $12.0 million under the Line less borrowings outstanding under the term loan. For borrowings under the term loan, the Company was required to make interest-only payments on a monthly basis for the first six months, after which borrowings were repayable over 30 months. The interest rate for the term loan was prime plus 1% and was due to mature in October 2011. For borrowings under the LSA, the Company was required to maintain a cash balance of $5.0 million in an account with Square 1. Under the terms of the Line, borrowings could not exceed 80% of the Company’s eligible accounts receivable and carried an interest rate for advances under the Line of the greater of (i) prime plus 1% or (ii) 5% and was to mature on July 2010, which was amended in 2011 to extend the maturity date to August 2012. The loan was collateralized by substantially all of the Company’s assets, excluding certain client cash and intellectual property, and was subject to certain covenants which, if not met, could have constituted an event of default. These covenants included maintaining the required quick ratio and the non-occurrence of a material adverse change in the business, operations or conditions of the Company.

In December 2011, in connection with the Credit Agreement entered into by the Company, the LSA was terminated. In connection with the termination of the LSA, the Company reduced its restricted cash balance to $0.8 million.

2011 Credit Agreement

In December 2011, the Company entered into a five-year, senior secured revolving credit facility, with certain institutional lenders, for an initial aggregate principal amount of $50 million. On July 2, 2012, we amended the Credit Agreement to, among other things, add J.P. Morgan Securities LLC, as a Joint Lead Arranger. The Credit Agreement, as amended, provides for a five-year, senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Credit Facility”). The Credit Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans, which will be available on a same-day basis. The credit amendment also contains an “accordion” feature which allows us, subject to certain terms and conditions, to increase the lending commitments by up to $50 million.

The Credit Facility has a maturity date of December 16, 2016, but the outstanding amounts may be prepaid at any time without penalty or premium (except for certain customary break funding payments in connection with LIBOR loans) and is available to fund acquisitions and ongoing operations.

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 1.81% as of December 31, 2012.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the secured Credit Facility. As of December 31, 2012, the Company was in compliance with all specified financial covenants and ratios.

Payment of the amounts owed under the Credit Facility may be accelerated, and the lenders’ commitments under the Credit Agreement may be terminated, upon an “event of default,” as defined in the Credit Agreement, such as failure to pay amounts owed when due, breach of a covenant, material inaccuracy of a representation or occurrence of bankruptcy, subject in some cases to cure periods.

At December 31, 2011, amounts outstanding under the swing line Credit Facility were $5.0 million. In January 2012, we fully repaid the $5.0 million swing line loan and immediately borrowed $10 million under the revolving Credit Facility. We fully repaid the $10.0 million outstanding balance under the Credit Facility in August 2012 and we had no amounts outstanding as of December 31, 2012.

The Company had $93.9 million available under the Credit Facility as of December 31, 2012, net of $6.1 million in outstanding letters of credit.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates and other factors may result in actual payments differing from the estimates. Although certain payments occur on a fixed schedule (see “Indebtedness”), we cannot provide certainty regarding the timing and amounts of all these payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the table in order to assist in the review of this information within the context of our consolidated financial position and results of operations. The following table summarizes our fixed contractual obligations and commitments (in thousands), as of December 31, 2012:

	Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long-term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	47,109	11,506	17,194	15,672	2,737
Capital Leases	5,450	2,932	2,519	—	—
Purchase Obligations	1,725	575	1,150	38	—

Total Contractual Obligations	$54,284	$15,013	$20,863	$15,709	$2,737

Guarantee Arrangement

We enter into arrangements with third-party customers to guarantee performance by the Company. We may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of December 31, 2012, we had guarantees of $7.2 million.

Leases

We lease our facilities and certain fixed assets under non-cancelable operating and capital leases. Rent expense under operating lease agreements was $14.2 million, $11.4 million, and $9.6 million for the years ended 2012, 2011 and 2010, respectively.

Sales and Use Tax

We believe that we may have established sales and use tax nexus in a number of states where we have not previously paid applicable sales and use taxes. We performed an analysis of our potential liability in states where we have not previously remitted these taxes. Based on the results of the analysis, we established a reserve for estimated claims from states where sales and use tax had not been remitted. The reserve was $5.1 million and $4.3 million as of the year ended December 31, 2012 and 2011, respectively. In the future we plan on collecting and remitting sales and use taxes for sales as required by applicable state laws.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any off balance sheet arrangements.

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

On December 16, 2011, we entered into a new Credit Facility that bears interest at floating rates based upon either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. Our exposure to market risk for changes in interest rates relates primarily to the floating interest rate. Accordingly, interest rate increases would increase our interest expense on outstanding Credit Facility balances. As of December 31, 2012, no amounts were drawn under the Credit Facility, limiting our interest rate exposure during 2012. Based on a sensitivity analysis, an increase of 1% in the floating interest rate would increase our borrowing costs by less than $0.1 million for each $1.0 million of borrowings under the Credit Facility, assuming such borrowings were outstanding for the entire year, or a maximum of $1.0 million if we utilized our entire line of credit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to the Consolidated Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Reports of Independent Registered Public Accounting Firm from Ernst & Young LLP, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to the Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2012 and has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-K, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, performed an evaluation of any change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is likely to materially affect, our internal controls over financial reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

The Active Network, Inc.

We have audited The Active Network, Inc.’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Active Network, Inc. and its subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Active Network, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Active Network, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 26, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to our directors and the committees of our Board of Directors is incorporated by reference from the sections entitled “Proposal One: Election of Directors,” “Director Compensation,” and “Corporate Governance” to be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

The information required by this item relating to Section 16 reporting compliance is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

The information required by this item relating to our code of ethics is incorporated by reference from the section entitled “Corporate Governance—Code of Conduct” to be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

Executive Officers

The following table sets forth information regarding our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Executive Officers
David Alberga	50	Chairman of the Board and Executive Chairman
Matthew Landa	48	Chief Executive Officer
Darko Dejanovic	42	President
Scott Mendel	46	Chief Financial Officer
Kourosh Vossoughi	44	Chief Legal Officer, General Counsel, SVP, Business Development and Secretary
Dennis Triplett	41	SVP, Operations

David Alberga has served as our Executive Chairman since September 2012, as Chairman of the Board since February 2011 and as a member of our Board of Directors since December 1999. From December 1999 to September 2012, Mr. Alberga served as our Chief Executive Officer, and from December 1999 to February 2002, Mr. Alberga also served as our President. From January 1996 to November 1999, Mr. Alberga served in various positions at TicketMaster Online-CitySearch, a portal and transaction company. Mr. Alberga initially served as general manager of established markets for CitySearch City Guides, a leading integrated local search, directory and media company, and was promoted to executive vice president and subsequently to chief operating officer of the company’s City Guides business. Mr. Alberga has also held positions with Linear Technology, an analog semiconductor manufacturer, The Boston Consulting Group, a global management consulting company, and Procter & Gamble, a global consumer products company. Mr. Alberga earned a B.S. from the United States Military Academy at West Point and both an M.B.A. and an M.A. from Stanford University.

Matthew Landa has been our Chief Executive Officer since September 2012 and has served on our Board of Directors since November 2005. From February 2002 to September 2012, Mr. Landa served as our President, and from March 2000 to February 2002, Mr. Landa was our Chief Commerce Officer. From June 1999 to March 2000, Mr. Landa was president of ACT Manufacturing, a Nasdaq Stock Market listed company providing value-added electronics manufacturing services for original equipment manufacturers in the networking and telecommunications, computer, industrial and medical equipment markets. From 1995 to 1999, Mr. Landa was the president and chief executive officer of CMC Industries, a Nasdaq Stock Market listed company providing electronics manufacturing services. ACT Manufacturing acquired CMC Industries in 1999. Mr. Landa also previously worked at Monitor Company, a global strategy consulting firm. Mr. Landa earned an A.B. from Dartmouth College and an M.B.A. from Stanford University.

Darko Dejanovic has been our President since September 2012. From August 2011 to September 2012, Mr. Dejanovic served as our Chief Technology, Product and Innovation Officer. Prior to joining us, Mr. Dejanovic served for four years as the EVP, global CIO and head of product at Monster Worldwide, where he was responsible for global IT strategy, operations and development, product innovation and design, as well as consumer advertising businesses. Previously he held CTO roles for more than a decade at the Tribune Company and its subsidiary, Tribune Publishing Company. Earlier in his career, Mr. Dejanovic held various senior technology roles in the U.S. and Europe. He holds an MBA from Northwestern University and a B.S. in Computer Science from Florida Metropolitan University.

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

Dennis Triplett has been our Senior Vice President of Operations since July 2008. From February 2006 to June of 2008, Mr. Triplett was vice president, operations for a division of The Nielsen Company, a global leader in measurement and information. From December 2002 until February 2006, Mr. Triplett was director of operations and information technology for Gateway, Inc., a retailer of consumer electronics. Mr. Triplett earned a B.S. in business administration from the University of Florida.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Corporate Governance—Compensation Committee Interlocks and Insider Participation” to be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference from the sections entitled “Stock Ownership of Principal Stockholders and Management,” and “Equity Compensation Plan Information,” to be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related party transactions is incorporated by reference from the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Certain Relationships and Related Party Transactions” to be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

The information required by this item regarding director independence is incorporated by reference from the section entitled “Corporate Governance” to be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section entitled “Independent Registered Public Accountants” to be contained in our Proxy Statement for the 2013 Annual Meeting of Stockholders and to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012.

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

2. Financial Statement Schedules. Schedule II-Valuation Accounts. All other financial statement schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

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

The Active Network, Inc.

Date: February 26, 2013	By:	/s/ Matthew Landa
Matthew Landa
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

Signature	Title	Date
/s/ MATTHEW LANDA Matthew Landa	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013

/s/ SCOTT MENDEL Scott Mendel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2013

/s/ David Alberga David Alberga	Chairman of the Board and Executive Chairman	February 26, 2013

/s/ Thomas N. Clancy Thomas N. Clancy	Director	February 26, 2013

/s/ Bruns H. Grayson Bruns H. Grayson	Director	February 26, 2013

/s/ Stephen L. Green Stephen L. Green	Director	February 26, 2013

/s/ Joseph Levin Joseph Levin	Director	February 26, 2013

/s/ Edward Neppl Edward Neppl	Director	February 26, 2013

THE ACTIVE NETWORK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

The Active Network, Inc.

We have audited the accompanying consolidated balance sheets of The Active Network, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Active Network, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Active Network, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 26, 2013

THE ACTIVE NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$58,493	$108,699
Restricted cash	1,145	1,502
Registrations receivable	16,260	14,006
Accounts receivable, net	51,363	52,463
Inventories	4,809	1,662
Prepaid expenses and other current assets	8,922	7,509

Total current assets	140,992	185,841
Property and equipment, net	41,236	33,830
Software development costs, net	51,151	45,093
Goodwill	243,716	243,320
Intangible assets, net	62,806	90,340
Other long-term assets	2,569	2,133

Total assets	$542,470	$600,557

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,174	$8,516
Registration fees payable	61,272	72,405
Accrued expenses	38,865	41,106
Deferred revenue	66,846	54,919
Current portion of long-term debt	—	5,000
Capital lease obligations, current portion	2,774	3,317
Other current liabilities	4,373	42,613

Total current liabilities	182,304	227,876
Capital lease obligations, net of current portion	2,462	1,652
Other long-term liabilities	6,192	6,147
Deferred tax liability	19,065	18,243

Total liabilities	210,023	253,918
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value—authorized, 100,000 shares; no shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value—authorized, 1,000,000 shares ; issued, 62,670 and 58,219 shares; outstanding, 60,894 and 56,443 shares at December 31, 2012 and 2011, respectively	62	58
Treasury stock (at cost, 1,776 shares at December 31, 2012 and 2011, respectively)	(11,959)	(11,959)
Additional paid-in capital	653,694	625,875
Accumulated other comprehensive income	8,934	7,923
Accumulated deficit	(318,284)	(275,258)

Total stockholders’ equity	332,447	346,639

Total liabilities and stockholders’ equity	$542,470	$600,557

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net Revenue:
Technology revenue	$370,472	$290,480	$237,688
Marketing services revenue	48,421	46,910	41,912

Total net revenue	418,893	337,390	279,600
Cost of net revenue:
Cost of technology revenue	184,954	144,962	115,148
Cost of marketing services revenue	6,865	5,952	6,203

Total cost of net revenue	191,819	150,914	121,351

Gross profit	227,074	186,476	158,249
Operating expenses:
Sales and marketing	97,091	70,251	59,106
Research and development	81,408	66,753	61,107
General and administrative	65,924	51,126	42,404
Amortization of intangibles	22,277	14,962	16,147

Total operating expenses	266,700	203,092	178,764

Loss from operations	(39,626)	(16,616)	(20,515)
Interest income	87	119	150
Interest expense	(664)	(2,890)	(5,438)
Other income (expense), net	1,157	(14)	455

Loss before provision (benefit) for income taxes	(39,046)	(19,401)	(25,348)
Provision (benefit) for income taxes	3,980	(4,074)	1,924

Net loss	(43,026)	(15,327)	(27,272)
Accretion of redeemable convertible preferred stock	—	(11,810)	(28,157)
Net loss attributable to common stockholders	$(43,026)	$(27,137)	$(55,429)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.73)	$(0.75)	$(7.83)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	58,804	36,072	7,080

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	December 31,
	2012	2011	2010
Net loss	$(43,026)	$(15,327)	$(27,272)
Other comprehensive (loss) income:
Foreign currency translation	1,011	(943)	2,271

Total other comprehensive (loss) income	1,011	(943)	2,271

Comprehensive loss	$(42,015)	$(16,270)	$(25,001)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	8,126,621	$7	(1,775,640)	$(11,959)	$56,706	$6,595	$(192,692)	$(141,343)
Exercise of stock options and warrants	1,338,105	2	—	—	1,466	—	—	1,468
Stock-based compensation	—	—	—	—	5,348	—	—	5,348
Issuance of common shares for acquisitions	290,628	—	—	—	1,070	—	—	1,070
Issuance of warrants	—	—	—	—	634	—	—	634
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	—	(28,157)	(28,157)
Other comprehensive loss	—	—	—	—	—	2,271	—	2,271
Net loss	—	—	—	—	—	—	(27,272)	(27,272)

Balance at December 31, 2010	9,755,354	$9	(1,775,640)	$(11,959)	$65,224	$8,866	$(248,121)	$(185,981)
Exercise of stock options and warrants	2,846,730	3	—	—	4,865	—	—	4,868
Issuance of employee stock purchase plan shares	50,576	—			631	—	—	631
Stock-based compensation	—	—	—	—	7,795	—	—	7,795
Issuance of common shares for acquisitions	2,500,000	3	—	—	27,223	—	—	27,226
Repurchase of common stock and stock options	(6,773)	—	—	—	(13)	—	—	(13)
Conversion of preferred stock to common stock in connection with initial public offering	34,631,891	35	—	—	404,088	—	—	404,123
Issuance of common stock in connection with initial public offering	8,222,222	8	—	—	112,558	—	—	112,566
Issuance of common stock in connection with conversion of debt	218,989	—	—	—	3,504	—	—	3,504
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	—	(11,810)	(11,810)
Other comprehensive loss	—	—	—	—	—	(943)	—	(943)
Net loss	—	—	—	—	—	—	(15,327)	(15,327)

Balance at December 31, 2011	58,218,989	$58	(1,775,640)	$(11,959)	$625,875	$7,923	$(275,258)	$346,639
Exercise of stock options and release of awards	4,226,159	4	—	—	9,743	—	—	9,747
Issuance of employee stock purchase plan shares	244,947	—	—	—	1,623	—	—	1,623
Stock-based compensation	—	—	—	—	16,728	—	—	16,728
Cancellation of escrow common shares in connection with acquisitions	(20,320)	—	—	—	(275)	—	—	(275)
Other comprehensive loss	—	—	—	—	—	1,011	—	1,011
Net loss	—	—	—	—	—	—	(43,026)	(43,026)

Balance at December 31, 2012	62,669,775	$62	(1,775,640)	$(11,959)	$653,694	$8,934	$(318,284)	$332,447

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net loss	$(43,026)	$(15,327)	$(27,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	33,343	24,386	19,230
Amortization of intangible assets	27,972	20,471	21,057
Stock-based compensation expense	16,728	7,795	5,348
Allowance for doubtful accounts, net of write-offs	(648)	258	(566)
Deferred income taxes	1,370	(5,016)	1,239
Amortization of acquisition-related costs	(897)	(813)	—
Gain on contingent consideration	(1,123)	—	—
Accretion of discount on debt	—	191	1,055
Loss on extinguishment of debt	—	538	—
Gain on bargain purchase in business combination	—	—	(21)
Loss on disposition of assets	—	—	46
Change in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	357	4,190	—
Registrations receivable	(2,254)	(5,378)	(1,685)
Accounts receivable	1,849	(6,961)	(4,586)
Inventories	(3,147)	(1,662)	—
Prepaid expenses and other assets	(2,513)	1,071	(262)
Accounts payable	(237)	(279)	1,080
Registration fees payable	(11,133)	31,738	10,509
Accrued expenses	(2,904)	1,166	5,486
Deferred revenue	11,894	6,400	8,800
Other liabilities	1,921	2,935	2,637

Net cash provided by operating activities	27,552	65,703	42,095
Investing activities
Purchases of property and equipment	(17,765)	(12,514)	(14,767)
Capitalized software development	(23,026)	(18,651)	(15,651)
Cash paid for acquisitions, net of cash acquired	(38,175)	(35,144)	(125)
Payment of contingent consideration	—	(625)	(2,182)

Net cash used in investing activities	(78,966)	(66,934)	(32,725)
Financing activities
Proceeds from issuance of common stock	10,955	5,200	2,584
Payments on capital lease obligations	(4,730)	(2,595)	(1,898)
Proceeds from long-term debt	10,000	5,000	3,000
Repayment of long-term debt	(15,000)	(41,628)	(8,035)
Repurchase of unvested common stock	—	(13)	—
Net proceeds from initial public offering	—	112,566	—

Net cash provided by (used in) financing activities	1,225	78,530	(4,349)
Effect of exchange rates on cash	(17)	(41)	39

Net increase (decrease) in cash and cash equivalents	(50,206)	77,258	5,060
Cash and cash equivalents at beginning of year	108,699	31,441	26,381

Cash and cash equivalents at end of year	$58,493	$108,699	$31,441

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$573	$2,252	$3,425

Cash paid during the year for taxes	$1,350	$1,533	$727

Supplemental disclosures of noncash financing and investing activities
Fixed asset purchases included in accounts payable and accrued liabilities	$3,784	$3,362	$2,006

Acquisition of equipment and software under capital leases	$4,997	$3,437	$—

Issuance of warrants	$—	$—	$634

Conversion of preferred stock	$—	$404,123	$—

Conversion of debt	$—	$3,504	$—

Consideration payable in connection with acquisition	$—	$40,046	$—

Issuance (cancellation) of common stock in connection with acquisitions	$(177)	$27,225	$875

The accompanying Notes are an integral part of these Consolidated Financial Statements.

The Active Network, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

The Active Network, Inc., a Delaware corporation, and its subsidiaries (“Active” or the “Company”), provide cloud based Activity and Participant Management™ solutions that form an online network connecting a fragmented and diverse group of activity and event organizers with a large base of potential participants. The Company’s technology platform transforms the way organizers manage their activities and events by automating online registrations and streamlining other critical management functions, while driving consumer participation to their activities and events.

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

Revenue Recognition

The Company recognizes technology revenue primarily from registration fees and related hosting and implementation services. Technology revenue also includes software licensing, training services, software maintenance fees and revenue from the sale of pre-purchased registrations. Technology revenue was 88%, 86%, and 85% of total revenue for the years December 31, 2012, 2011, and 2010, respectively. The Company also records revenue for marketing services which primarily consists of online and integrated field marketing campaigns and membership programs. Marketing revenue was 12%, 14%, and 15% of total revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Company also enters into multiple element revenue arrangements in which a customer may purchase a combination of hosting, implementation, training, and maintenance services. Revenue arrangements with multiple deliverables are divided into separate units and the arrangement consideration is allocated to all deliverables based on the relative selling price method. In such circumstances, the Company uses the selling price hierarchy of (i) vendor specific objective evidence of fair value (“VSOE”) if available,(ii) third-party evidence of selling price (“TPE”) if VSOE is not available, and (iii) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. VSOE generally exists when the Company sells the deliverable separately as it is limited to the price charged when the same element is sold separately. Due to the unique nature of some of the Company’s multiple deliverable revenue arrangements, the Company may not be able to establish selling prices based on historical stand-alone sales using VSOE or TPE, therefore the Company may use its best estimate to establish selling prices for these arrangements. The Company establishes its best estimates within a range of selling prices considering multiple factors including, but not limited to, customer base, size of transaction, customer demand, historic Company contractually stated prices and the Company’s price lists.

Significant management judgments and estimates are made in connection with determination of the revenue to be recognized in any accounting period. If the Company makes different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Technology Revenue

The Company generally recognizes registration revenue when received, net of registration fees paid to event organizers, refunds, and chargebacks, where the Company is acting as an agent of event organizers. Net registration revenue comprised 66%, 67%, and 71% of total net revenue for fiscal years 2012, 2011 and 2010, respectively.

In certain circumstances, the Company pre-purchases registrations from event organizers. The decision to record revenue gross versus net is a matter of significant judgment that is dependent upon the relevant facts and circumstances. The Company evaluates the presentation of revenue on a gross or net basis based on the qualitative weight of various indicators in the authoritative accounting guidance in order to determine whether the Company recognizes (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or service or (b) the net amount retained (that is, the amount billed to a customer less the amount paid to a supplier because it has earned a commission or fee). Registration revenue associated with pre-purchased registration transactions is recorded on a gross basis at the time the event occurs, as the Company bears inventory risk, has latitude in establishing price, bears credit risk and assumes many of the responsibilities of the primary obligor, except for the actual fulfillment of the event.

For the sale of pre-purchased registrations recorded on a gross basis, cash collected prior to an event is recorded as deferred revenue until the event occurs. Revenue recognized on a gross basis associated with these transactions comprised 1.6%, 0.7% and 0% of total net revenue for fiscal years 2012, 2011 and 2010, respectively.

Many customers who use the Company’s hosting services or license its software also enter into professional services and training arrangements with the Company. In addition, certain of the Company’s hosting agreements include up-front fees for implementation of hosting services. In determining whether professional services and implementation revenue should be accounted for separately, the Company evaluates (among other factors): the nature of the deliverables; whether they are ready for their intended use by the customer upon receipt; the nature of the implementation services; the availability of services from other vendors; whether the timing of payments for license revenue is coincident with performance of services and whether milestones or acceptance criteria exist that affect the realizability of the hosting or software license fee.

For hosting arrangements with up-front fees received for implementation services where the hosting and implementation do not have stand-alone value, the Company defers the related revenue and records revenue as a single unit over the term of the hosting contract.

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

Maintenance revenue consists of fees for providing software updates on a when-and-if available basis and technical support to software products (“post contract customer support” or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Penalties from customers related to power outages or other technical disruptions are recognized in the period in which such amounts are incurred based on the Company’s estimated liability and are recorded as a reduction of revenue or an increase to cost of revenue.

Marketing Revenue

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

Fair Value of Financial Instruments

Carrying amounts of the Company’s financial instruments including accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, registration fees payable and accrued liabilities approximate fair value due to their short maturities. Carrying amounts of the Company’s acquisition-related notes payable, term loans and line of credit approximate fair value as the interest rates on these instruments are primarily based on market rates of interest. The fair value of acquisition-related contingent consideration issued is detailed further in Note 5.

Concentration of Credit Risk

The Company’s cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are deposited with financial institutions that management believes are creditworthy. As of December 31, 2012 and 2011, substantially all of the Company’s cash has been deposited in non-interest bearing accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on various factors, including the Company’s review of credit profiles of its customers, contractual terms and conditions, current economic trends and historical payment experience (Note 6).

Cash and Cash Equivalents

The Company considers all highly liquid investment securities with remaining maturities at the date of purchase of three months or less to be cash equivalents. Management determines the appropriate classification of marketable securities at the time of purchase and evaluates such designation as of each balance sheet date.

Restricted Cash

At December 31, 2012 and 2011, the Company had $1.1 million and $1.5 million, respectively, of cash restricted from withdrawal and held by banks as collateral for letters of credit.

Registration Fees Receivable

Registration fees receivable represent amounts due from payment processors for credit card transactions processed for our customers. Registration fees receivable includes the Company’s technology fee and the registration fees payable our customers.

Accounts Receivable

Accounts receivable includes trade accounts receivables from the Company’s invoiced customers.

Inventories

Inventories are stated at the lower of cost or market on a first in, first out (“FIFO”) basis. Inventories are comprised of pre-purchasesd registrations from event organizers for customer activities and events that are intended to be sold directly to end-user participants. The Company reviews its inventory for estimated excess inventory based on estimated future usage and sales. Inventory reserves are established based upon such judgments for any inventories that are identified as having a net realizable value less than their cost, which is further reduced by related selling expenses. Whenever inventory is written down, a new cost basis is established and the inventory is not subsequently written up if conditions improve.

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

Capitalized Software Development Costs

Costs to develop internal use software are capitalized provided these costs are expected to be recoverable, and are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the application, which is generally two to five years, beginning when the asset is substantially ready for use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred. The Company capitalized software development costs of $23.5 million, $18.7 million, and $15.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of internal software development costs is reflected in cost of revenue.

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

The Company also incurs acquisition-related and other expenses including legal, banker, accounting and other advisory fees of third parties and severance costs for certain employees of the acquired company that were terminated as of the acquisition date which are recorded as general and administrative expenses as incurred.

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment testing is a two-step process: first, the Company tests for impairment, and if any possible impairment exists, undertakes a second step of measuring such impairment. The Company performs its goodwill impairment test annually in its fourth fiscal quarter, and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting units are below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit. To date we have not performed an interim impairment test and the last impairment test was as of October 1. The guidance for goodwill and other intangible assets requires impairment testing based on reporting units. The Company periodically re-evaluates its business and has determined that it operates in two segments, which the Company also considers its reporting units given the similarities in economic characteristics between our operations and the common nature of our products, services and customers within each segment. Therefore, goodwill is tested at the reporting unit level.

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

Penalty Accruals

In the normal course of business, the Company may incur penalties from customers related to power outages or various technical disruptions. The Company records a liability, on a contract-by-contract basis, for specific matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The Company subsequently reduces the liability as these matters are settled. Penalties are reflected as a reduction in revenue or as an increase in cost of revenue in the Company’s consolidated statement of operations.

Registration Fees Payable

Registration fees payable represent the portion of the registration fees payable to event organizers, park and recreation department administrators, league administrators and other customers. Cash collected on behalf of customers are included in cash and cash equivalents prior to remitting the amounts owed to the Company’s customers.

Deferred Revenue

Deferred revenue represents amounts received from customers in advance of the delivery or performance of products and/or services or before the satisfaction of all revenue recognition requirements. Costs directly attributable to the deferred revenue are also deferred until the related revenue is recognized.

Stock-Based Compensation

Stock based compensation expense is comprised of stock options, stock options with market conditions (“Market Stock Options”), restricted stock units with service conditions (“RSUs”), restricted stock units with market conditions (“MSUs”), and performance-based restricted stock units (“PRSUs” or “Performance RSUs”) which are issued under the Company’s 2002 and 2011 equity incentive plans, as well as common stock issued under the Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible officers and employees to purchase a limited amount of common stock at a discount to the market price in accordance with the terms of the plan as described in Note 16 of the Company’s consolidated financial statements.

Stock Options and ESPP

Stock-based compensation related to stock options and ESPP is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company utilizes the Black-Scholes pricing model for determining the estimated fair value of our stock options and the common stock issued under the ESPP. The Black-Scholes pricing model requires the use of subjective assumptions including the option’s expected term, the price volatility of the underlying stock and the expected forfeiture rate.

RSUs

Stock-based compensation cost for restricted stock awards is recognized using the closing price of the stock on the grant date as the fair value, net of an estimate for pre-vesting forfeitures, and recognize the expense over the indicated service period of the award.

Market Stock Options and MSUs

Stock-based compensation related to market stock options and MSUs is measured using the Monte Carlo simulation model which estimates the potential outcome of reaching the market condition based on simulated future stock prices and is recognized over the requisite service period. The input factors used in the valuation model are based on subjective future expectation combined with management judgment.

Performance RSUs

Compensation cost for awards with performance conditions is recognized when the performance conditions have been determined and based upon the probability of that performance condition being met, net of an estimate for pre-vesting forfeitures, at the closing market price on the date of the grant.

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

Advertising Expense

Advertising costs are expensed as they are incurred. The Company incurred advertising costs of approximately $3.7 million, $3.3 million and $2.2 million for years ended December 31, 2012, 2011 and 2010, respectively. Advertising costs are included in sales and marketing on the consolidated statements of operations.

Foreign Currencies

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

Foreign currency exchange gains and losses are recorded in other income (expense), net. Foreign currency transaction gains and losses were $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 2012 presentation. The Company reclassified deferred tax assets previously included in deferred tax liability to prepaid expenses and other current assets, in the consolidated financial statements for the period ended December 31, 2011 resulting in an increase in current assets and a corresponding increase in deferred tax liability of $1.3 million.

3. Recent Accounting Pronouncements

In December 2011, the FASB issued a pronouncement to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The pronouncement requires an entity to disclose information about offsetting and the related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar arrangement. The pronouncement is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and will be applied retrospectively. This pronouncement was later amended to limit the scope of the disclosure to derivatives within the balance sheet. The Company does not expect this pronouncement to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued a pronouncement that simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The pronouncement allows an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This pronouncement is effective for annual and interim impairment tests performed for fiscal beginning after September 15, 2012, with early adoption permitted. We will adopt this pronouncement in the first quarter of fiscal year 2013. The Company does not expect this pronouncement to have a material impact on our consolidated financial statements.

4. Business Combinations

Acquisition of StarCite, Inc.

On December 30, 2011, the Company completed the acquisition of all of the outstanding shares of StarCite, Inc. (“StarCite”), a provider of a technology platform that delivers content and services for meetings and event planning to corporations, hotels, venues and meetings suppliers for total consideration of $57.4 million. The acquisition enables the Company to provide an integrated solution for the events space and broaden its customer base.

Total consideration comprised $38.1 million in cash, 1,350,000 shares of common stock with a fair value of approximately $18.4 million and 150,000 shares of contingently issuable common stock with an acquisition date fair value of approximately $1.1 million to be issued in the event that the Company’s shares of common stock did not close trading at or above $15.00 per share for at least three consecutive days at any time during the sixty day period following the effective date of a registration statement filed to register the shares issued, pursuant to the agreement and plan of merger.

The estimated fair value of the contingent consideration was determined using the Monte Carlo Simulation approach, which involves key assumptions including the estimated contingency period and volatility of the Company’s common stock to assess the probability of achieving the targeted price and was included in other current liabilities in the consolidated balance sheet at December 31, 2011. The Company’s common stock traded at or above $15.00 per share for three consecutive days subsequent to April 11, 2012, the effective registration date of the shares; accordingly the contingently issuable shares were not issuable to the former StarCite security holders. Immediately prior to the effective date of the registration statement, the estimated fair value of the contingent consideration was approximately $38,000. The change in the estimated fair value of the contingent consideration was recorded in other income in the Company’s condensed consolidated statements of operations and the remaining fair value was transferred from other current liabilities to equity.

The acquisition agreement included an initial escrow of approximately $0.3 million in cash to cover potential expenses of the security holders’ agent and 300,000 common shares valued at approximately $4.1 million, based on the closing price of the Company’s common stock on the last trading day of fiscal 2011 to satisfy any claims under the indemnification provisions of the agreement for a period of 12 months following the acquisition date. During the year ended December 31, 2012, 20,320 escrow shares valued at approximately $0.3 million were cancelled in order to satisfy indemnification claims related to the acquisition, 34,197 escrow shares valued at $0.5 million were set aside by the Company as a share reserve to satisfy unresolved indemnification claims related to the acquisition and 245,483 shares were issued and released from escrow. The cancellation of the shares was recorded as a purchase price adjustment with a corresponding reduction to goodwill, as the estimated fair value of assets acquired and liabilities assumed was preliminary.

The estimated fair values of assets acquired and liabilities assumed for the StarCite acquisition, as of the date of the acquisition, are as follows (in thousands):

Cash	$572
Restricted cash	692
Accounts receivable	14,566
Prepaid and other assets	1,301
Fixed assets	1,912
Goodwill	21,690
Intangible assets	36,500
Accounts payable	(1,398)
Accrued expenses	(5,459)
Deferred revenue	(11,286)
Capital lease obligations	(480)
Other liabilities	(528)
Unfavorable leases	(695)

Total purchase price	$57,387

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

The Company also entered into termination agreements with certain StarCite executives in connection with the acquisition resulting in an expense of approximately $1.9 million. These costs were treated as acquisition-related expenses and were included in the consolidated statements of operations during the year ended December 31, 2011.

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

The estimated fair values of assets acquired and liabilities assumed for the RTP acquisition, as of the date of the acquisition, are as follows (in thousands):

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

The estimated fair values of assets acquired and liabilities assumed for the ServiceU acquisition, as of the date of the acquisition, are as follows (in thousands):

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

The estimated fair values of assets acquired and liabilities assumed for the Fellowship acquisition, as of the date of the acquisition, are as follows (in thousands):

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

	Gross Amount at Acquisition Date	Amortization Period
Customer contract/relationships	$3,392	3 years
Complete technology	35	3 years

Total intangible assets	$3,427

During the year ended December 31, 2010, the Company acquired operations from an integrated website provider and certain assets of a provider of online and mobile communications software and related technology services for event registrations in exchange for $0.1 million in cash and 223,500 shares of the Company’s common stock valued at approximately $0.9 million. In addition, the Company may be required to make earn-out payments between fiscal 2011 through 2015 based on the achievement of certain sales milestones in each of the respective years. The Company determined that the achievement of the milestones is not likely, and therefore, no liability was recorded as of December 31, 2012 or 2011. These acquisitions enable the Company to strengthen its position as a technology leader and broaden its customer base. The estimated fair values of assets acquired and liabilities assumed were as follows (in thousands):

Accounts receivable	$136
Goodwill	155
Intangible assets	752
Other liabilities	(22)
Gain on bargain purchase	(21)

Total purchase price	$1,000

The acquisitions were accounted for as purchase business combinations. For one acquisition, the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill, which is deductible for tax purposes. For the other acquisition, the Company realized an immaterial benefit in the consolidated statements of operations for the excess of the estimated fair value of the assets acquired over the purchase price. The following table summarizes the identifiable intangible assets acquired as of the date of the acquisition (dollars in thousands):

	Gross Amount at Acquisition Date	Amortization Period
Customer contract/relationships	$752	3 years

As part of one acquisition, the Company received approximately $3.0 million to subsidize certain costs of building and maintaining the infrastructure necessary to service customer contracts. This amount has been deferred on the Company’s consolidated balance sheets and is being amortized to general and administrative expenses on the Company’s consolidated statements of operations over the expected life of the contract. Amortization was approximately $0.8 million, $0.8 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012
	Level 1	Level 2(1)	Level 3	Total
Assets:
Deferred compensation plan investments (Note 21)	$—	$31	$—	$31
Liabilities:
Deferred compensation plan liability (Note 21)	$—	$31	$—	$31

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration associated with business combination (Note 4)	$—	$—	$1,124	$1,124

(1)	The fair value of this obligation is based on the closing market prices of the participants elected investments.

Level 2 liabilities are comprised of the Company’s deferred compensation plan contributions and deferred compensation plan liability, which are currently reflected by the underlying assets in the money market fund. The fair value of this investment is determined using similar securities market prices.

Level 3 liabilities include contingent consideration payables to selling stockholders arising from the acquisition of StarCite, the values of which were determined based on the probability of achieving specific targets. Any change in the fair value of the contingent milestone consideration subsequent to the acquisition date is recognized in earnings. This fair value measurement is based on inputs not observed in the market that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

The following table provides a reconciliation of liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (in thousands):

Balance at December 31, 2010	$625
Payment of contingent consideration	(625)
Contingent consideration associated with a business combination	1,124

Balance at December 31, 2011	1,124
Changes in fair value of contingent consideration	(1,123)
Contingent consideration transferred to equity classification (Note 4)	(1)
Deferred Compensation Plan Liability	31

Balance at December 31, 2012	$31

6. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, by category is as follows (in thousands):

	December 31, 2012	December 31, 2011
Accounts receivable	$52,353	$54,101
Less: Allowance for doubtful accounts	(990)	(1,638)

Accounts receivable, net	$51,363	$52,463

Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had write-offs of the allowance for doubtful accounts of $1.2 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

7. Property and Equipment

Property and equipment by category is as follows (in thousands):

	December 31, 2012	December 31, 2011
Computer and software	$80,521	$63,947
Furniture and fixtures	10,307	10,586
Leasehold improvements	6,485	3,438

Property and equipment	97,313	77,971
Less: Accumulated depreciation	(56,077)	(44,141)

Property and equipment, net	$41,236	$33,830

Depreciation expense was $15.9 million, $14.0 million, and $13.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Included in fixed assets are $14.5 million and $9.5 million of equipment under capital lease at December 31, 2012 and 2011, respectively. Accumulated amortization of assets under capital lease totaled $7.9 million and $5.5 million at December 31, 2012 and 2011, respectively.

8. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	December 31, 2012	December 31, 2011
Software development costs	$89,221	$65,696
Less: Accumulated amortization	(38,070)	(20,603)

Software development costs, net	$51,151	$45,093

Amortization expense was $17.4 million, $10.4 million and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

9. Goodwill

The change in the carrying amount of goodwill for the fiscal years ended December 31, 2012 and 2011 is as follows (in thousands):

	Technology Services	Marketing Services	Total
Balance at December 31, 2010	$194,789	$12,324	$207,113
Goodwill arising from acquisitions	36,297	394	36,691
Effect of exchange rate changes	(484)	—	(484)

Balance at December 31, 2011	$230,602	$12,718	$243,320
Adjustments related to prior year acquisitions	(177)	—	(177)
Effect of exchange rate changes	573	—	573

Balance at December 31, 2012	$230,998	$12,718	$243,716

Adjustments to goodwill for the year ended December 31, 2012 represent adjustments for indemnification claims recorded during the year that related to acquisitions made in the preceding year. These adjustments to goodwill were not material to the Company’s prior and current period financial statements or results of operations.

10. Acquired Intangible Assets

Acquired intangible assets are amortized using a combination of straight-line and accelerated methods based on the expected cash flows from the assets. Estimated useful lives as of December 31, 2012 are as follows:

	Estimated Life	Weighted Average Remaining Life
Intellectual property	1 to 9 years	3.7 years
Non-compete agreements	1 to 3 years	1.8 years
Customer relationships	3 to 14 years	6.5 years
Trade names	1 to 10 years	6.4 years
Customer contracts	2 to 6 years	1.3 years

Certain of the Company’s intangible assets were recorded in foreign currencies and both the gross carrying amounts and accumulated amortization are subject to foreign exchange adjustments. The carrying values of acquired amortized intangible assets are as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$24,800	$(14,124)	$10,676	$36,609	$(20,351)	$16,258
Non-compete agreements	2,098	(832)	1,266	3,850	(1,085)	2,765
Customer relationships	44,132	(11,256)	32,876	67,891	(26,799)	41,092
Trade names	13,385	(4,113)	9,272	16,568	(5,566)	11,002
Customer contracts	46,888	(38,172)	8,716	52,219	(32,996)	19,223

Acquired Intangible assets	131,303	$(68,497)	$62,806	177,137	$(86,797)	$90,340

Amortization of acquired intellectual property is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of technology revenue	$5,360	$4,992	$4,376
Cost of marketing services revenue	335	517	534
Operating expenses	22,277	14,962	16,147

Total amortization of acquired intangible assets	$27,972	$20,471	$21,057

The estimated future amortization of acquired intangible assets as of December 31, 2012 is as follows (in thousands):

Year Ending December 31,
2013	$20,090
2014	11,240
2015	7,622
2016	6,591
2017	5,845
Thereafter	11,418

Total	$62,806

11. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	December 31, 2012	December 31, 2011
Accrued compensation	$14,569	$17,875
Sales and other foreign taxes	6,065	5,006
Accrued penalties (Note 13)	1,507	3,154
Accrued rebates	4,234	1,846
Other accrued expenses	12,490	13,225

Accrued expenses	$38,865	$41,106

As of December 31, 2012, accrued compensation was primarily comprised of accrued salaries and accrued personal time off of $9.1 million, accrued bonuses of $3.1 million, accrued self-insurance of $1.2 million, amounts payable for 401K contributions of less than $0.1 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $1.1 million. As of December 31, 2011, accrued compensation was primarily comprised of accrued salaries and accrued personal time off of $11.7 million, accrued bonuses of $4.9 million, accrued self-insurance of $0.8 million, amounts payable for 401K contributions of $0.1 million, and accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $0.4 million.

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

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 1.81% and 3.75% as of December 31, 2012 and 2011, respectively.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the secured Credit Facility. As of December 31, 2012 and 2011, the Company was in compliance with all specified financial covenants and ratios.

At December 31, 2012 and 2011, outstanding swing line Credit Facility loans were $0 and $5.0 million, respectively. In January 2012, the Company fully repaid the $5.0 million swing line loan and immediately borrowed $10.0 million under the revolving Credit Facility. The Company fully repaid the $10.0 million outstanding balance under the Credit Facility in August 2012. The Company had no amounts outstanding under the Credit Facility as of December 31, 2012 and $5.0 million outstanding under the Credit Facility as of December 31, 2011.

Amounts available under the Credit Facility were $93.9 million and $39.8 million as of December 31, 2012 and 2011, respectively, net of $6.1 and $5.2 million in outstanding letters of credit, respectively.

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

At December 31, 2012, 2011 and 2010 outstanding borrowings under the Convertible Debt were $0, $0 and $4.0 million, respectively.

2008 Loan and Security Agreement

In October 2008, the Company entered into a Loan and Security Agreement (“LSA”) with Square 1 Bank (“Square 1”), which was later amended to grant Central Bank a junior lien on an asset, which allowed the

Company to borrow up to $5.0 million under a term loan and up to $7.0 million under a line of credit (“Line”). For borrowings under the term loan, the Company was required to make interest-only payments on a monthly basis for the first six months, after which borrowings were repayable over 30 months. The interest rate for the term loan was prime plus 1% and was due to mature in October 2011. For borrowings under the LSA, the Company was required to maintain a cash balance of $5.0 million in an account with Square 1 which was presented as restricted cash on the Company’s consolidated balance sheets at December 31, 2010. Under the terms of the Line, borrowings cannot exceed 80% of the Company’s eligible accounts receivable and carry an interest rate of prime plus 1% and was to mature on July 2010. The loan was collateralized by substantially all of the Company’s assets, excluding certain client cash and intellectual property, and was subject to certain covenants which, if not met, could constitute an event of default. These covenants included maintaining the required quick ratio and the non-occurrence of a material adverse change in the business, operations or conditions of the Company.

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

In connection with the 2011 Credit Agreement, the LSA with Square 1 Bank was terminated. In addition, during the year ended December 31, 2011, amounts under the Company’s LSA and various other convertible debt purchase agreements and notes payable were fully repaid.

As of December 31, 2012, 2011 and 2010, outstanding borrowings from Square 1 were $0, $0 and $1.7 million, respectively under the term loan and $0, $0 and $7.3 million, respectively, under the Line.

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

At December 31, 2012, 2011 and 2010, respectively, outstanding borrowings from Pinnacle were $0, $0 and $2.6 million and outstanding borrowings from Celina were $0, $0 and $0.2 million.

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

At December 31, 2012, 2011 and 2010, the remaining earn-out payable to ALS was $0, $0 and $1.0 million, respectively.

2007 Loan and Security Agreement

In March 2007, the Company entered into a loan and security agreement (the “Agreement”) with Escalate Capital I, L.P. (“Escalate”) and Gold Hill Capital Venture Lending 03, L.P. (“Gold Hill”) which allowed the Company to draw a minimum of $15 million, up to a maximum of $20 million from a financial institution. Under the terms of the Agreement, the Company was required to make interest-only payments on a monthly basis through February 2009 bearing an interest rate of 6.75% per annum, after which borrowings under the Agreement were repayable over 24 months. In addition, a payment-in-kind (“PIK”) interest was added to the outstanding principal amount at a rate of 3.15% compounded monthly and was payable at the earlier of maturity or repayment of the loan. The Company had the option to repay the loans without penalty prior to maturity. In conjunction with the Agreement, the Company issued 146,710 warrants to Escalate and 107,530 warrants to Gold Hill. The loan was collateralized by substantially all of the Company’s assets, excluding certain registration cash and intellectual property and restricted the Company’s ability to raise additional debt financing and pay dividends.

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

In April 2010, the Agreement was amended to change the interest rate for Escalate from 6.75% to 12% and eliminate the 3.15% PIK interest commencing on February 1, 2010. In addition, the Company issued 20,000 warrants to Escalate to purchase the Company’s common stock.

In December 2010, the Company entered into an amendment to the Agreement with Gold Hill and Escalate to change the principal payment schedule of the remaining balance and to extend the maturity date to May 2012, which the Company treated as a modification to its existing debt. The amendment to the Agreement also changed the interest rate from 6.75% to 12% and eliminated the 3.15% PIK interest commencing on December 1, 2010. In addition, Gold Hill and Escalate were issued warrants to purchase 23,500 and 31,500 shares of common stock, respectively.

In May 2011, the Company fully repaid $23.7 million of the outstanding principal and the Agreement was terminated. The early repayment resulted in a loss on extinguishment of the debt of $0.5 million, which is reflected in interest expense in the Company’s consolidated statements of operations. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 131,021 and 198,196 shares of common stock to Gold Hill and Escalate, respectively. Interest expense related to the amortization of the warrants was approximately $0.7 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2012, 2011 and 2010, the Company had outstanding borrowings of $0, $0 and $13.0 million with Escalate, respectively and outstanding borrowings of $0, $0 and $14.6 million with Gold Hill, respectively.

13. Commitments and Contingencies

Leases

The Company leases its office and datacenter facilities under non-cancelable operating leases that expire at various times through 2021. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $14.2 million, $11.4 million and $9.6 million for year ended December 31, 2012, 2011 and 2010, respectively.

The Company also has capital lease obligations as of December 31, 2012. Capital lease obligations expire at various dates with the last maturity in 2015. Assets held under capital leases are included in property and equipment on the consolidated balance sheets.

Future minimum lease payments under non-cancelable operating and capital lease agreements as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2013	$11,506	$2,932
2014	8,931	2,239
2015	8,263	280
2016	8,370	—
2017	7,302	—
Thereafter	2,737	—

Total minimum lease payments	$47,109	5,450

Less amount representing interest		(215)

Present value of capital lease payments		5,235
Less current portion of capital lease		(2,774)

Long-term obligation under capital lease		$2,462

Guarantees

The Company enters into arrangements with third-party customers to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of December 31, 2012 and 2011, the Company had guarantees of $7.2 million and $14.2 million, respectively.

Self-Insured Health Plan

The Company is generally self-insured for losses and liabilities related to health benefits. The Company’s self-insurance accruals are based on estimates, and while the Company believes that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided. The Company’s accrued health benefits liability was $1.2 million and $0.8 million at December 31, 2012 and 2011, respectively.

Sales and Use Tax

The Company accrues for sales and use taxes in certain states. The Company estimates a potential liability in states where it had not previously remitted these taxes. The Company has established a reserve for estimated claims from states where sales and use tax had not been remitted of $5.1 million and $4.3 million at December 31, 2012 and 2011, respectively.

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

Penalty Accruals

The Company maintains a liability of $1.5 million and $3.2 million at December 31, 2012 and December 31, 2011, respectively, as a result of the potential exposure for penalties from its customers for various technical disruptions. The decrease in the liability for the year ended December 31, 2012 primarily relates to a settlement with a customer for approximately $1.5 million, which reduced the accounts receivable due from the customer, as well as the liability associated with the penalty accrual.

Security Breach

In December 2010, the Company became aware of a security breach in one of the legacy computer systems it acquired in an acquisition. This breach could potentially result in an unauthorized acquisition and use of credit card data and could result in assessments or damages from claims asserted by organizers or participants. The Company has performed an internal investigation to assess the potential exposure of the breach and determined it to be insignificant; accordingly, no amounts have been accrued as of December 31, 2012 or 2011. To date the Company has paid approximately $0.2 million in assessments associated with this breach, of which $0.1 million is reimbursable under the Company’s insurance policy.

14. Legal Proceedings

From time to time, the Company is involved in disputes, litigation and other legal actions. The Company records a charge equal to at least the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and (ii) the range of loss can be reasonably estimated. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses. The Company is not aware of any pending or threatened litigation that is reasonably likely to have a material adverse effect on our results of operations, financial position or liquidity.

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

On February 7, 2012, Monster filed an amended complaint to add additional allegations, and on June 7, 2012, Monster filed a second amended complaint to add allegations and claims against (1) Active; and (2) a second former Monster employee and current Active employee. The claims against this employee are similar to the claims alleged in the original complaint against the Active Executive and arise from alleged violations of this second employee’s non-solicitation agreement with Monster claiming the second employee solicited for hire a third former employee of Monster that is a current employee of the Company. The Company was added as a defendant to the complaint resulting from allegations by Monster that it interfered with the non-solicitation agreements by hiring the three former employees of Monster. Additionally, the second amended complaint included a new claim for breach of fiduciary duty against the Active Executive was also added.

On February 5, 2013, the parties reached a provisional settlement agreement whereby Monster would release all claims upon the Company’s payment of $1.0 million. The Court has discontinued the action without prejudice and provided Monster until March 1, 2013 to memorialize any settlement. The Company anticipates that no less than $0.75 million of the $1.0 million settlement will be paid by the Company’s insurer.

15. Stockholders’ Equity

Common Stock

The Company is authorized to issue 1.0 billion shares of $0.001 par value common stock. As of December 31, 2012, 62,669,775 shares of common stock were issued and 60,894,135 shares of common stock were outstanding. The outstanding shares of common stock include approximately 2,529,183 shares of restricted stock which remain unvested as of December 31, 2012. The balance of unvested restricted stock will be forfeited and automatically transferred back to the Company in the event the holder is no longer employed with the Company prior to vesting.

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

Common Stock Reserved for Future Issuance

As of December 31, 2012, the Company reserved the following shares of common stock for future issuances in connection with the following:

Equity awards outstanding	10,898,204
Shares available for future grants	3,240,199
Shares available to be purchased under the employee stock purchase plan	1,390,910
Warrants to purchase common stock	634

Total common stock reserved for future issuance	15,529,947

Preferred Stock

The Company is authorized to issue 100.0 million shares of $0.001 par value preferred stock. As of December 31, 2012, no preferred stock was issued or outstanding.

16. Stock Plans and Stock-Based Compensation

Equity Incentive Plans

In January 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”) and retired the 1999 Stock Option Plan (the “1999 Plan”) and assumed certain options under the 1999 Plan. Grants under the 2002 Plan may be incentive stock options or nonqualified stock options. The 2002 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the compensation committee. The majority of awards issued under the 2002 Plan vest over two to four years and the awards have a term of ten years. Upon the Company’s IPO in May 2011, the Company’s ability to grant awards under the 2002 Plan was terminated. As of December 31, 2012 and 2011, options to purchase 6,791,290 and 11,201,208 shares of common stock were outstanding under the 2002 Plan, respectively. The 2002 Plan will continue to govern the terms and conditions of the outstanding equity awards granted under the 2002 Plan.

In April 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective upon the Company’s IPO. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, restricted stock units (“RSUs”), performance shares, performance restricted stock units (“PRSUs”), market stock units, cash-based awards and other stock-based awards. The 2011 Plan is administered by the Company’s compensation committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms and conditions of the awards. Stock options expire on terms as determined by the compensation committee, but not more than ten years after the date of grant. The majority of awards issued under the 2011 Plan vests over one to four years. Incentive stock options may be granted only to employees (including officers and directors who are employees). Nonqualified stock options, restricted stock purchase rights, restricted stock bonuses, RSUs, PRSUs, MSUs and other stock-based awards may be granted to employees and consultants. As of December 31, 2012, the maximum number of shares of common stock issuable pursuant to the 2011 Plan is 6,945,244, plus the shares of common stock subject to options or other equity awards outstanding pursuant to the 2002 Plan that expire, terminate, cancel, forfeit, or are repurchased after the adoption of the 2011 Plan. As of December 31, 2012 and 2011, there were 3,240,199 and 3,298,733 shares available for grant under the 2011 Plan, respectively.

Stock Options

The Company granted 1,350,754 stock options during the year ended December 31, 2012, of which 749,839 stock options contain a market condition. Stock option activity for the year ended December 31, 2012 is as follows (in thousands, except share, per share and term data):

Stock Options	Number of Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	11,604,808	$3.71	6.74	$115,144

Granted	1,350,754	6.06
Exercised	(4,072,124)	2.29
Cancelled or expired	(514,417)	8.93

Outstanding at December 31, 2012	8,369,021	$5.78	6.89	$12,923

Options exercisable at December 31, 2012	7,095,256	$4.27	6.47	$12,923

Options vested and expected to vest at December 31, 2012	5,294,100	$7.78	7.95	$4,953

The aggregate intrinsic value represents the difference between the quoted closing market price of the Company’s common stock on December 31, 2012 of $4.91 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $49.1 million, $27.0 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The weighted-average grant date fair value of options granted that contain only a service condition as a requirement for vesting was $14.26, $6.43 and $1.14 for the years ended December 31, 2012, 2011 and 2010, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Volatility	51.8-52.8%	48.5-51.5%	49.7-51.8%
Expected dividend yield	—	—	—
Risk-free rate	0.7-1.1%	0.8-2.2%	1.3-2.2%
Expected term (in years)	5.0	4.9	4.7

The weighted-average grant date fair value of options granted that contain a market condition was $13.06 for the year ended December 31, 2012, and was estimated on the date of grant using the Monte Carlo Simulation valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices, with the following assumptions: contractual life of six years; expected volatility of 47% and risk free interest rate of 0.74%. These options vest over four years and are exercisable only if specified stock prices are achieved. No options containing a market condition were granted during the years ended December 31, 2011 and 2010.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options is approximately $14.7 million as of December 31, 2012 and is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Activity

A summary of restricted stock activity during the year ended December 31, 2012, is presented as follows:

RSUs and PRSUs	Number of RSUs	Weighted- Average Grant Date Fair Value of RSUs	Weighted- Average Remaining Contractual Term of RSUs	Number of PRSUs	Weighted- Average Grant Date Fair Value of PRSUs	Weighted- Average Remaining Contractual Term of PRSUs
Unvested at December 31, 2011	663,127	$15.23	3.74	—	$—	—
Granted	1,464,527	14.18		791,632	12.11
Released	(178,308)	15.34		—	—
Cancelled or expired	(163,045)	14.99		(48,750)	11.69

Unvested at December 31, 2012	1,786,301	$13.97	9.26	742,882	$12.14	9.49

The number of PRSUs granted in the table above represents the maximum number of awards that could ultimately be issued if Company financial or individual operational targets, as defined under the applicable grant notices, are achieved. The PRSUs, if any, will vest following the end of the applicable performance period, subject to the participant’s continued service through the applicable vesting dates. Certain PRSUs allow for stock or cash settlement at the discretion of the compensation committee if Company performance metrics are achieved above a specified amount. The cash portion of the PRSUs will be classified as a liability when the performance metrics are determined to be probable of achievement.

During the year ended December 31, 2012, 60,378 PRSUs that previously required cash settlement on the vest date were modified to allow for settlement in cash or shares at the election of the Company. Compensation cost associated with these awards is measured using the fair value of the Company’s common stock on the modification date.

The fair value of RSUs and PRSUs is based on closing stock price of the Company’s common stock on the New York Stock Exchange on the date of grant and is recognized as expense over the requisite service period. The weighted-average grant date fair value of RSUs granted was $14.18, $15.23 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average grant date fair value of PRSUs granted was $12.11, for the year ended December 31, 2012, and no PRSUs were granted during fiscal years 2011 and 2010. The PRSUs vest over a two to four year period following the date of grant, subject to achievement of performance objectives and the participant’s continued service through the applicable vesting dates. The RSUs vest over a one to four year period following the date of grant, subject to the participant’s continued service through the applicable vesting dates.

At December 31, 2012, remaining unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs is $19.7 million and is expected to be recognized over a weighted-average period of 3.1 years. The remaining unrecognized compensation cost associated with the maximum number of PRSUs that could ultimately be issued of $9.3 million is expected to be recognized if and when the performance conditions are estimated to be probable of achievement over the requisite service period.

Employee Stock Purchase Plan

In April 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “2011 ESPP”), which became effective upon the Company’s IPO. The 2011 ESPP allows participating employees to contribute up to 20% of their earnings, up to a maximum of $25,000 per annum, to purchase shares of the Company’s common stock at a price per share equal to the lower of (a) 85% of the fair market value of a share of the Company’s common stock on the first date of the offering period, or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The Company’s compensation committee may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of the Company’s common stock will be purchased for employees participating in the offering. As of December 31, 2012 and 2011, there were 1,390,910 and 1,071,424 shares of common stock available for issuance under the 2011 ESPP, respectively. As the 2011 ESPP is a compensatory plan as defined by the authoritative guidance for stock compensation, stock-based compensation expense has been recorded during the fiscal years ended December 31, 2012 and 2011.

A summary of ESPP activity is as follows (in thousands, except share, and per share data):

	Year Ended December 31,
	2012	2011	2010
Shares issued	244,947	50,576	—
Weighted average fair value of shares issued	$7.80	$14.69	—
Employee contributions	$1,623	$631	—

The fair value of each purchase option under the 2011 ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Volatility	43.1-44.5%	47.6-57.9%	—
Expected dividend yield	—	—	—
Risk-free rate	0.1–0.2%	0.1%	—
Expected term (in years)	0.5	0.4	—

As of December 31, 2012, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2011 ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of less than six months.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$657	$168	$111
Sales and marketing	3,763	1,413	562
Research and development	2,404	915	244
General and administrative	9,904	5,299	4,431

Total stock-based compensation	$16,728	$7,795	$5,348

The components of stock-based compensation expense were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock options	$7,956	$6,803	$4,767
Restricted Stock	7,814	698	581
PRSUs	214	—	—
ESPP	745	294	—

Total stock-based compensation	$16,728	$7,795	$5,348

Common Stock Subject to Repurchase

The Company issued 19,132, 76,658, and 563,959 shares of common stock during the years ended December 31, 2012, 2011 and 2010, respectively for stock options exercised prior to vesting. The unvested shares are subject to the Company’s repurchase right at the lesser of the original exercise price or market price. The proceeds from the early exercise of stock options are recorded in other long-term liabilities and reclassified to common stock as the shares vest and the Company’s repurchase rights lapse.

There were 225,704 and 415,017 shares held by employees that were subject to repurchase for early exercise of stock options at an aggregate purchase price of $0.5 million and $0.8 million at December 31, 2012 and 2011, respectively.

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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net loss per share:
Net loss	$(43,026)	$(15,327)	$(27,272)
Less: accretion of redeemable convertible preferred stock	—	(11,810)	(28,157)

Net loss attributable to common stockholders	$(43,026)	$(27,137)	$(55,429)

Weighted-average common shares outstanding:
Basic and diluted	58,804	36,072	7,080

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.73)	$(0.75)	$(7.83)

Potentially dilutive securities not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Year Ended December 31,
	2012	2011	2010
Options to purchase common stock and common stock subject to repurchase	9,578,551	12,727,002	12,001,346
Restricted stock	1,458,431	50,759	148,060
Employee stock purchase plan shares	124,312	9,588	—
Convertible Preferred	—	3,474,578	8,807,092
Redeemable Convertible Preferred	—	10,188,415	25,824,801
Common stock warrants	634	100,773	247,711
Common stock issuable upon conversion of debt	—	116,237	281,438

	11,161,928	26,667,352	47,310,448

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

Summarized information by segment was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenue by segment:
Technology	$370,472	$290,480	$237,688
Marketing services	48,421	46,910	41,912

Total net revenue	$418,893	$337,390	$279,600

Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$66,066	$61,257	$47,559
Marketing services	16,559	19,262	14,405

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	82,624	80,519	61,964
Depreciation and amortization	(61,315)	(44,857)	(40,287)
Stock-based compensation expense	(16,728)	(7,795)	(5,348)
Unallocated corporate costs	(44,208)	(44,483)	(36,844)

Loss from operations	$(39,626)	$(16,616)	$(20,515)

The Company allocates its net revenue to geographic regions based on the customer’s location. The following tables set forth net revenue and long-lived assets by geographic region (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net revenue:
North America	$406,395	$326,717	$273,028
Europe and other	12,498	10,673	6,572

Total net revenue	$418,893	$337,390	$279,600

	December 31, 2012	December 31, 2011
Assets:
North America	$537,220	$597,369
Europe and other	5,250	3,188

Total assets	$542,470	$600,557

Long-lived assets:
North America	$399,647	$413,461
Europe and other	1,831	1,255

Total long-lived assets	$401,478	$414,716

19. Income Taxes

The components of the loss before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$(34,910)	$(8,253)	$(19,117)
Foreign	(4,136)	(11,148)	(6,231)

Total loss before provision (benefit) for income taxes	$(39,046)	$(19,401)	$(25,348)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	549	1,030	469
Foreign	2,078	(453)	242

Total current	2,627	577	711
Deferred:
Federal	3,140	(273)	2,851
State	(187)	152	568
Foreign	(1,600)	(4,530)	(2,206)

Total deferred	1,353	(4,651)	1,213

Total provision (benefit) for income taxes	$3,980	$(4,074)	$1,924

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of Federal benefit	1.4	(1.2)	1.7
Stock-based compensation	(3.8)	(4.8)	(2.1)
Meals and entertainment	(0.7)	(1.2)	(0.8)
Foreign income taxed at different rate	(1.1)	2.9	(1.7)
Amortization of intangibles	(9.4)	(19.3)	(13.7)
Change in valuation allowance	(25.1)	5.3	(33.6)
Change in tax rates	1.8	0.9	3.5
Research and development credits	1.2	10.2	7.8
Foreign income inclusion	(0.3)	—	—
Tax Settlement	(4.6)	—	—
Expired Loss Carryovers	(1.9)	(2.6)	—
Other	(1.7)	(3.2)	(2.7)

Effective tax rate	(10.2)%	21.0%	(7.6)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 are presented below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$51,573	$50,203
Sales tax reserve	1,945	1,673
Bad debt reserve	426	715
Accrued compensation	987	1,512
Depreciation and amortization	1,693	—
Stock-based compensation	9,755	7,995
Foreign deferred tax assets	4,014	3,419
Tax credits	7,515	5,885
Deferred revenue	8,880	3,758
Other	3,563	3,748

Total deferred tax assets	90,351	78,908
Less: valuation allowance	(86,491)	(73,834)

Net deferred tax assets	3,860	5,074
Deferred tax liabilities:
Foreign deferred taxes	(4,704)	(5,844)
Depreciation and amortization	—	(1,621)
Acquired goodwill amortization	(17,445)	(14,522)

Total net deferred tax liabilities	$(18,289)	$(16,913)

Reported as:
Current Deferred Tax Asset, included in prepaid expenses and other current assets	776	1,330
Noncurrent deferred tax liabilities	(19,065)	(18,243)

Total net deferred tax liabilities	$(18,289)	$(16,913)

The Company had federal net operating loss (“NOL”) carryforwards of approximately $182 million as of December 31, 2012 which expire between 2019 and 2032. In addition, the Company had state NOL carryforwards of approximately $142 million as of December 31, 2012 which expire between 2013 and 2032 and foreign NOL carryforwards of approximately $11 million as of December 31, 2012 which expire between 2029 and 2032.

The Company had federal and state research and experimentation credits of approximately $4.9 million and $2.9 million, respectively, at December 31, 2012. The federal research experimentation credits begin to expire in 2029. State research and experimentation credits do not expire.

The U.S. tax code imposes limitations on the annual utilization of operating loss and credit carryforwards whenever a greater than fifty percent change in ownership of a company occurs within a three year period. Companies with operating loss and credit carryforwards are required to test the cumulative three year change whenever there is an equity transaction that impacts the ownership of holders of more than five percent of the Company’s stock. During 2012, the Company completed an analysis of its prior ownership changes and concluded that none of the operating loss and credit carryforwards generated through December 31, 2011 would expire solely as a result of annual limitations on the utilization of those attributes caused by prior ownership changes. Additional changes in the ownership of the Company could create further restrictions on the future utilization of operating loss and credit carryforwards arising through December 31, 2012.

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

The following is a reconciliation of the amount of gross unrecognized tax benefits (in thousands):

	Year ended December 31,
	2012	2011
Balance at January 1	$340	$340

Additions for tax positions of prior years	2,285	—
Reductions for settlements with taxing authorities	(1,308)	—
Balance at December 31	$1,317	$340

During the year ended December 31, 2012, the Company received its transfer pricing methodology tax assessment from the Canadian Revenue Agency in the amount of $2.2 million, including interest and penalties of $0.9 million. The assessment related to the 2005, 2006 and 2007 tax years and was due to the transfer pricing methodology related to royalties paid by the Company’s Canadian subsidiary. The Company previously recorded expense of $0.3 million in prior years for uncertain tax positions related to the audit by the Canadian Revenue Agency. As a result of the settlement, the Company recorded an additional expense of $1.3 million in the Company’s provision for income taxes on the consolidated statements of operations for the year ended December 31, 2012. The Company also recorded an expense of $0.4 million during the year ended December 31, 2012 related to the utilization of net operating losses carried back to offset adjustments related to 2006 and 2007.

During the year ended December 31, 2012, the Company also recorded $1.3 million in uncertain positions relating to the recognition of revenues for tax purposes. After the settlement with the Canadian Revenue Agency, the balance of uncertain tax positions as of December 31, 2012 is $1.3 million. Due to the Company’s valuation allowance on deferred tax assets, no portion of the accrued uncertainty, if reversed, would impact the Company’s effective tax rate. At December 31, 2012 and 2011, $0 and $0.2 million have been accrued for interest and penalties on uncertain tax positions which is recorded as a component of income tax expense. During the years ended December 31, 2012, 2011 and 2010 the Company recorded interest and penalties of $0.9 million, $0 and $0, respectively.

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

As of December 31, 2012, the Company had approximately $3.3 million of undistributed earnings related to its foreign subsidiaries. Management considers these earnings to be indefinitely reinvested. Accordingly, the Company has not provided for any income taxes related to these earnings. However, upon distribution of these earnings, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries.

20. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company recorded revenues from ESPN and its affiliates of less than $0.1 million, $6.5 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online services agreement with Disney to provide registration and advertising. The Company recorded revenues from Disney of $1.4 million, $1.5 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the United States Tennis Association (“USTA”) as amended in December 2010. A former member of the Company’s Board of Directors is the managing director for recreational tennis at the USTA and a current member is the CFO. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. Net revenue from the USTA and its affiliates was approximately $5.1 million, $5.0 million and $4.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, under the USTA agreement, the Company issued warrants to purchase 239,027 shares of the Company’s common stock at an exercise price of $9.28 per share. The warrants were net exercised on the closing date of the Company’s IPO and the Company issued 91,148 shares of common stock to the USTA. The amortization of the warrants was approximately $0.1 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively and is included in interest expense.

21. Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions of $1.0 million, $0.8 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Compensation Plan

In July 2012, the Company approved an unfunded, non-qualified deferred compensation plan for certain employees. Under the deferred compensation plan, participants may elect to defer up to 80% of their base salaries and up to 100% of performance-based compensation and commissions. The Company may also, at its discretion, match a portion of the employee contributions up to a defined maximum for each deferral election as prescribed in the deferred compensation plan. The Company contributions vest annually over a four year period, subject to the employee’s continued service with the Company. The Company’s liability for the deferred compensation plan totaled less than $0.1 million and $0 million as of December 31, 2012 and 2011, respectively, and is included in other liabilities in the consolidated balance sheets.

22. Quarterly Financial Data (Unaudited)

The table below includes quarterly data (in thousands, except per share data):

	Year Ended December 31, 2012
	1st	2nd	3rd	4th	Total
Net revenue	$94,438	$121,564	$109,219	$93,672	$418,893
Gross profit	$47,467	$68,637	$61,822	$49,148	$227,074
Income (loss) from operations	$(21,002)	$733	$(4,310)	$(15,047)	$(39,626)
Net income (loss)	$(20,338)	$(2,325)	$(6,022)	$(14,341)	$(43,026)
Basic net income (loss) per share (1)	$(0.36)	$(0.04)	$(0.10)	$(0.24)	$(0.73)
Diluted net income (loss) per share (1)	$(0.36)	$(0.04)	$(0.10)	$(0.24)	$(0.73)

	Year Ended December 31, 2011
	1st	2nd	3rd	4th	Total
Net revenue	$72,712	$99,005	$89,628	$76,045	$337,390
Gross profit	$38,562	$58,818	$49,738	$39,358	$186,476
Income (loss) from operations	$(8,845)	$7,501	$(412)	$(14,860)	$(16,616)
Net income (loss)	$(10,942)	$5,529	$(1,432)	$(8,482)	$(15,327)
Basic net income (loss) per share (1)	$(2.16)	$0.04	$(0.03)	$(0.16)	$(0.75)
Diluted net income (loss) per share (1)	$(2.16)	$0.03	$(0.03)	$(0.16)	$(0.75)

(1)	Net income (loss) per share is computed separately for each quarter and the full year using the respective weighted-average shares. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

23. Subsequent Events

Equity Award (unaudited)

On January 4, 2013, the Company granted 442,500 restricted stock units and 190,000 market stock units that contain a market condition. Total unrecognized compensation cost related to non-vested restricted stock units is approximately $2.5 million as of January 4, 2013 and is expected to be recognized over a weighted-average period of 3 years. Total unrecognized compensation cost related to non-vested restricted stock units that contain a market condition is approximately $1.1 million as of January 4, 2013 and is expected to be recognized over a weighted-average period of 3 years.

Legal Settlement

On January 24, 2013, the Company settled a disputed amount in connection with a 2004 asset purchase agreement earn-out provision for $0.6 million. The amount has been expensed to general and administrative expenses and recorded in other current liabilities on the Company’s balance sheet at December 31, 2012.

The Active Network, Inc.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year Ended December 31, 2012	$1,638	$297	$(945)	$990
Year Ended December 31, 2011	$1,380	$680	$(422)	$1,638
Year Ended December 31, 2010	$2,546	$774	$(1,940)	$1,380

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger, dated December 30, 2012, by and among The Active Network, Inc., Active Acquisition Corporation, StarCite, Inc. and Internet Capital Group Operations, Inc., as securityholders’ agent (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012, File No. 001-35187).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.2 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Form S-1, filed with the SEC on May 10, 2011, File No. 333-172254).

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated as of August 22, 2008, by and among the Registrant and Stockholders named therein (incorporated by reference from Exhibit 4.2 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.3	Amendment No. 1 to the Tenth Amended and Restated Investors’ Rights Agreement, dated as of April 25, 2011, by and among the Registrant and the stockholders as listed on Schedule A (incorporated by reference from Exhibit 4.3 to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

4.4	Form of Warrant Assumption Agreement issued by the Registrant to each of the investors set forth on Schedule A (incorporated by reference from Exhibit 4.4 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.5	Form of Warrant issued by the Registrant to each of the investors set forth on Schedule A (incorporated by reference from Exhibit 4.5 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.6	Note Purchase Agreement, dated September 29, 2009, by and among the Registrant and the investors set forth on Schedule A (incorporated by reference from Exhibit 4.6 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.7	Form of Convertible Promissory Note issued by the Registrant to each of the investors set forth on the Schedule of Lenders thereto (incorporated by reference from Exhibit 4.7 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.1A	Seaview Corporate Center Office Lease, dated November 11, 2006, by and between Seaview PFG, LLC and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.1B	First Amendment to Lease (Seaview Corporate Center), dated October 31, 2010, by and between AG/POP Seaview Corporate, L.P. and the Registrant (incorporated by reference from Exhibit 10.3 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.1C	Second Amendment to Lease (Seaview Corporate Center), dated March 31, 2011, by and between AG/POP Seaview Corporate, L.P. and the Registrant (incorporated by reference from Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012, File No. 001-35187).

10.1D	Third Amendment to Seaview Corporate Center Office Lease, dated May 11, 2012, by and between John Hancock Life Insurance Company (U.S.A.) (a wholly owned subsidiary of Manulife Financial Corporation), a Michigan Corporation, and the registrant (incorporated by reference from Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012, File No. 001-35187).

Exhibit Number	Exhibit Description
10.2A	Indenture of Lease, dated September 13, 1999, by and between HOOPP Realty Inc. and The Active Network, Ltd. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.2B	Lease Expansion and Extension and Amending Agreement, dated June 25, 2004, by and between Newvest Realty Corporation and The Active Network, Ltd. (incorporated by reference from Exhibit 10.5 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.2C	Lease Expansion and Amending Agreement, dated November 10, 2005, by and between Newvest Realty Corporation and The Active Network, Ltd. (incorporated by reference from Exhibit 10.6 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.2D	Lease Expansion and Amending Agreement, dated September 29, 2006, by and between Newvest Realty Corporation and The Active Network, Ltd. (incorporated by reference from Exhibit 10.7 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.2E	Lease Expansion, Extension and Amending Agreement, dated July 25, 2008, by and between Newvest Realty Corporation and The Active Network, Ltd. (incorporated by reference from Exhibit 10.8 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.3A	Office Lease, dated February 6, 2007, by and between the Registrant and Allegany Research Properties, LLC (incorporated by reference from Exhibit 10.9 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.3B	First Lease Modification, dated August 17, 2007, by and between the Registrant and Allegany Research Properties, LLC (incorporated by reference from Exhibit 10.3B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.3C	Second Lease Modification, dated November 21, 1007, by and between Allegany Research Properties, LLC and the Registrant (incorporated by reference from Exhibit 10.3C to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.3D	Third Lease Modification, dated February 1, 2008, by and between Allegany Research Properties, LLC and the Registrant (incorporated by reference from Exhibit 10.3D to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.4A	Office Lease Agreement, dated September 24, 1999, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.11 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.4B	First Amendment to Office Lease Agreement, dated April 28, 2005, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.12 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.4C	Second Amendment to Office Lease Agreement, dated June 29, 2005, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.13 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.4D	Third Amendment to Office Lease Agreement, dated January 10, 2007, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.14 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.4E	Fourth Amendment to Office Lease Agreement, dated March 25, 2008, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.15 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description
10.4F	Fifth Amendment to Office Lease Agreement, dated February 11, 2011, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.4F to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

10.5A	Lease Agreement, dated September 19, 2008, by and between Wells REIT—Las Colinas Corporate Center II, L.P. and Fellowship Technologies, L.P. (incorporated by reference from Exhibit 10.5A to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.5B	Consent to Assignment, dated February 3, 2011 between Wells REIT—Las Colinas Corporate Center II, L.P., Fellowship Technologies, L.P. and Registrant (incorporated by reference from Exhibit 10.5B to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.6A	Loan and Security Agreement, dated October 30, 2008, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6B	Consent and First Amendment to Loan and Security Agreement, dated September 29, 2009, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6C	Second Amendment to Loan and Security Agreement, dated October 29, 2009, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5C to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6D	Third Amendment to Loan and Security Agreement, dated November 30, 2009, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5D to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6E	Fourth Amendment to Loan and Security Agreement, dated January 26, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5E to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6F	Fifth Amendment and Waiver to Loan and Security Agreement, March 31, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5F to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6G	Sixth Amendment to Loan and Security Agreement, dated April 21, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5G to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6H	Seventh Amendment to Loan and Security Agreement, dated May 27, 2010 by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5H to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6I	Eighth Amendment to Loan and Security Agreement, dated July 15, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5I to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6J	Ninth Amendment to Loan and Security Agreement, dated May 17, 2011, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.6J to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).
10.6K	Tenth Amendment to Loan and Security Agreement, dated July 26, 2011, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.6K to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

Exhibit Number	Exhibit Description

10.6L	Eleventh Amendment to Loan and Security Agreement, dated August 15, 2011, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.6L to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, File No. 001-35187).

10.7A	Loan and Security Agreement, dated March 22, 2007, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7B	First Amendment to Loan and Security Agreement, dated June 6, 2007, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7C	Second Amendment to Loan and Security Agreement, dated December 18, 2007, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6C to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7D	Consent and Third Amendment to Loan and Security Agreement, dated October 30, 2008, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6D to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7E	Fourth Amendment to Loan and Security Agreement, dated April 14, 2009, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6E to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7F	Consent and Fifth Amendment to Loan and Security Agreement, dated September 29, 2009, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6F to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7G	Sixth Amendment to Loan and Security Agreement, dated April 28, 2010, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6G to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7H	Seventh Amendment to Loan and Security Agreement, dated December 20, 2010, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6H to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.8	Business Loan Agreement, dated November 3, 2008, by and between Automated License Systems, Inc. and Pinnacle National Bank (incorporated by reference from Exhibit 10.7 to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.9#	2002 Stock Option/Stock Issuance Plan, as amended (incorporated by reference from Exhibit 10.9 to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.10#	Form of Stock Option Agreement under 2002 Stock Option/Stock Issuance Plan, as amended (incorporated by reference from Exhibit 10.10 to the Registrant’s Form S-1, filed with the SEC on May 10, 2011, File No. 333-172254).
10.11#	Addendum to Stock Option Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.27 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description

10.12#	Form of Stock Purchase Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.28 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.13#	Addendum to Stock Purchase Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.14#	Form of Stock Issuance Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.30 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.15#	Addendum to Stock Issuance Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.31 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.16#	2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.16 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.17#	Form of Stock Option Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.17 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.18#	Form of Restricted Stock Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.18 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.19#	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.19 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.20#	2011 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

10.21A#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and David Alberga (incorporated by reference from Exhibit 10.21A to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21B#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Matthew Landa (incorporated by reference from Exhibit 10.21B to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21C#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Scott Mendel (incorporated by reference from Exhibit 10.21C to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21D#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Jon Belmonte (incorporated by reference from Exhibit 10.21D to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21E#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Kourosh Vossoughi (incorporated by reference from Exhibit 10.21E to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).
10.21F#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Matthew Ehrlichman (incorporated by reference from Exhibit 10.21F to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description

10.21G#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Sheryl Roland (incorporated by reference from Exhibit 10.21G to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21H#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Thomas Clancy (incorporated by reference from Exhibit 10.21H to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21I#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Bruns H. Grayson (incorporated by reference from Exhibit 10.21I to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21J#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Stephen L. Green (incorporated by reference from Exhibit 10.21J to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21K#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Joseph Levin (incorporated by reference from Exhibit 10.21K to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21L#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Scott Schultz (incorporated by reference from Exhibit 10.21L to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21M#	Indemnification Agreement, dated January 19, 2012, by and between the Registrant and Darko Dejanovic (incorporated by reference from Exhibit 10.21M to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.21N#	Indemnification Agreement, dated January 9, 2012, by and between the Registrant and Kevin Biggs (incorporated by reference from Exhibit 10.21N to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.21O	Indemnification Agreement, dated February 5, 2013, by and between the Registrant and Edward Neppl (incorporated by reference from Exhibit 10.21O to the Registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2013, File No. 001-35187).

10.22A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and David Alberga (incorporated by reference from Exhibit 10.20A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.22B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and David Alberga (incorporated by reference from Exhibit 10.20B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.23A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and Jon Belmonte (incorporated by reference from Exhibit 10.21A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.23B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and Jon Belmonte (incorporated by reference from Exhibit 10.21B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.24A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and Matthew Landa (incorporated by reference from Exhibit 10.22A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.24B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and Matthew Landa (incorporated by reference from Exhibit 10.22B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description
10.25A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and Kourosh Vossoughi (incorporated by reference from Exhibit 10.23A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.25B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and Kourosh Vossoughi (incorporated by reference from Exhibit 10.23B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.26A#	Retention Agreement, dated March 8, 2010, by and between the Registrant and Scott Mendel (incorporated by reference from Exhibit 10.24A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.26B#	Amendment to Retention Agreement, dated March 8, 2010, by and between the Registrant and Scott Mendel (incorporated by reference from Exhibit 10.24B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.27#	Employment Offer Letter, dated January 5, 2010, by and between Registrant and Scott Mendel (incorporated by reference from Exhibit 10.39 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.28#	Employment Offer Letter, dated March 1, 2007, by and between Registrant and Matthew Ehrlichman, as amended (incorporated by reference from Exhibit 10.40 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.29#	Employment Offer Letter, dated December 4, 2007, by and between Registrant and Sheryl D. Roland (incorporated by reference from Exhibit 10.41 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.30#	Change in Control Agreement, dated July 15, 2010, by and between the Registrant and Sheryl Roland (incorporated by reference from Exhibit 10.42 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.31#	Form of Performance Based Restricted Stock Unit Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, File No. 001-35187).

10.32#	Transition Services Agreement, dated November 14, 2011, Jon Belmonte and the Registrant (incorporated by reference from Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, File No. 001-35187).

10.33	Credit Agreement, dated as of December 16, 2011, by and among the Registrant, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (incorporated by reference from Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2011, File No. 001-35187).

10.34	Security Agreement, dated as of December 16, 2011, by and among the Registrant, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2011, File No. 001-35187).

10.35	Pledge Agreement, dated as of December 16, 2011, by and among the Registrant, as Borrower and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.35 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2011, File No. 001-35187).

Exhibit Number	Exhibit Description
10.36#	Employment Offer Letter, dated May 4, 2011, by and between Registrant and Darko Dejanovic, as amended (incorporated by reference from Exhibit 10.36 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.37#	Retention Agreement, dated April 29, 2011, by and between the Registrant and Darko Dejanovic (incorporated by reference from Exhibit 10.37 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.38	Office Lease, dated March 30, 2010, between 1600 Market Street Property Trust and StarCite, Inc. (incorporated by reference from Exhibit 10.38 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.39#	Form of Performance Based Exercisability Option Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012, File No. 001-35187).

10.40	First Amendment to Credit Agreement, dated as of July 2, 2012, by and among the Registrant, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities LLC, as Joint Lead Arrangers and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Book Manager (incorporated by reference from Exhibit 10.40 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 001-35187).

10.41#	Form of The Executive Nonqualified “Excess” Plan Adoption Agreement, by The Active Network, Inc. (incorporated by reference from Exhibit 10.41 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2012, File No. 001-35187).

10.42#	Form of The Executive Nonqualified Excess Plan Document (incorporated by reference from Exhibit 10.42 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2012, File No. 001-35187).

10.43	2012 Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012, File No. 001-35187).

10.44#	Form of Amended and Restated Change in Control Agreement by and between Sheryl Roland and Registrant (incorporated by reference from Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 2, 2012, File No. 001-35187).

10.45#	Form of Performance Based Restricted Stock Unit Notice under the 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 2, 2012, File No. 001-35187).

10.46#	Form of Performance Based Exercisability Option Notice under the 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 2, 2012, File No. 001-35187).

10.47#	Letter Agreement, dated November 26, 2012, by and between the Registrant and Sheryl Roland (incorporated by reference from Exhibit 10.47 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2012, File No. 001-35187).

10.48#	Amendment No. 2 to the Retention Agreement, dated December 20, 2012, by and between Registrant and Darko Dejanovic (incorporated by reference from Exhibit 10.48 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 24, 2012, File No. 001-35187).

Exhibit Number	Exhibit Description
10.49#*	Form of Market Stock Units Agreement and Related Notice of Grant of Market Stock Units under 2011 Equity Incentive Award Plan.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on Signature Page).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Matthew Landa.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Scott Mendel.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Matthew Landa.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott Mendel.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Confidential Treatment Request.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.