Form 10-K/A
period 2012-12-31
ACTIVE NETWORK INC
filed 2013-04-29
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

10182 Telesis Court

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE ACTIVE NETWORK, INC.

ANNUAL REPORT

ON FORM 10-K/A

AMENDMENT NO. 1

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2012 originally filed on February 27, 2013 (the “Form 10-K”) by The Active Network, Inc. (“Active,” the “Company,” “we” or “us”). We are filing this Amendment to present the information required by Part III of the Form 10-K as we will not file a definitive proxy statement within 120 days of the end of fiscal year ended December 31, 2012.

Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) the Exhibit Index, which has been amended and restated in its entirety as set forth below. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after February 27, 2013, the date of the Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. This Code of Conduct is reviewed on an annual basis and modified as deemed necessary. A copy of our Code of Conduct, and any amendments to this code, or any waivers of its requirements, is located on our website at www.activenetwork.com, as permitted under SEC rules and regulations. A copy of the Code of Conduct may also be obtained free of charge, from us upon a request directed to The Active Network, Inc., 10182 Telesis Court, San Diego, California 92121, Attention: Investor Relations. We will disclose within four business days any substantive changes in or waivers of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K with the Securities and Exchange Commission (“SEC”).

Stockholder Recommendations for Director Nominees

In nominating candidates for election as a director, the Nominating and Corporate Governance Committee will consider a reasonable number of candidates recommended by a single stockholder who has held over 0.1% of Active common stock for over one year and who satisfies the notice, information and consent provisions set forth in our Amended and Restated Bylaws and Corporate Governance Guidelines. Stockholders who wish to recommend a candidate may do so by writing to the Nominating and Corporate Governance Committee in care of the Corporate Secretary, The Active Network, Inc., 10182 Telesis Court, San Diego, CA 92121. The Nominating and Corporate Governance Committee will use the same evaluation process for director nominees recommended by stockholders as it uses for other director nominees. A printed copy of our Amended and Restated Bylaws and Corporate Governance Guidelines may be obtained by any stockholder upon request to our Investor Relations Department.

Identification and Evaluation of Director Nominees

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees. Our Nominating and Corporate Governance Committee regularly assesses the appropriate size and composition of the Board, the needs of the Board and the respective Board Committees, and the qualifications of candidates in light of these needs. Candidates may come to the attention of the Nominating and Corporate Governance Committee through stockholders, management, current members of the Board, or search firms. The evaluation of these candidates may be based solely upon information provided to the Nominating and Corporate Governance Committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the Nominating and Corporate Governance Committee deems appropriate, including the use of third parties to review candidates.

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by stockholders, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow our Board and its Committees to fulfill their respective responsibilities. As set forth in our Corporate Governance Guidelines, these criteria generally include, among other things, an individual’s business experience and skills (including skills in core areas such as operations, management, technology, accounting and finance, strategic planning and international markets), as well as independence, judgment, knowledge of our business and industry, professional reputation, leadership, integrity and ability to represent the best interests of the Company’s stockholders. In addition, the Nominating and Corporate Governance Committee will also consider the ability to commit sufficient time and attention to the activities of the Board, as well as the absence of any potential conflicts with the Company’s interests. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective director nominees. Our Board will be responsible for selecting candidates for election as directors based on the recommendation of the Nominating and Corporate Governance Committee.

We believe that our current Board includes individuals with a strong background in executive leadership and management, accounting and finance, and Company and industry knowledge. In addition, each of our directors has a strong professional reputation and has shown a dedication to his profession and community. We also believe that our directors’ diversity of backgrounds and experiences results in different perspectives, ideas, and viewpoints, which make our Board more effective in carrying out its duties. We believe that our directors hold themselves to the highest standards of integrity and that they are committed to representing the long-term interests of our stockholders.

The Nominating and Corporate Governance Committee and the Board believe that each of the director nominees for election at the annual meeting brings a strong and unique set of qualifications, attributes and skills and provides the Board as a whole with an optimal balance of experience, leadership and competencies in areas of importance to our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

To our knowledge, no person who, during the fiscal year ended December 31, 2012, was a director or officer of the company, or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the Exchange Act), failed to file on a timely basis reports required by Section 16 of the Exchange Act during such fiscal year with the exception of Bruns Grayson who filed a Form 4 filing on August 16, 2012. The foregoing is based solely upon a review by us of Forms 3 and 4 relating to the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

Directors and Executive Officers

Information regarding our executive officers may be found under the caption “Directors, Executive Officers and Corporate Governance – Executive Officers” in Item 10 of the Form 10-K filed on February 27, 2013. Such information is incorporated herein by reference.

Our directors are elected at the annual meeting of stockholders to hold office until the annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified. The following sets forth information about our directors as of the date of this Annual Report on Form 10-K/A. There are no family relationships among our executive officers or directors.

Class II Directors (terms expire 2013)

Stephen L. Green (age 62) has served on our Board of Directors since November 2001 and is the Chairman of our Audit Committee. From November 1991 through his retirement in December 2012, Mr. Green served as a partner with Canaan Partners, a venture capital firm, where he invested in technology companies. From October 1985 until November 1991, Mr. Green served as managing director of General Electric Capital’s Corporate Finance Group. Mr. Green serves on the Board of Directors and Audit and Compensation Committees of WhiteWave Foods Company (NYSE: WWAV), a supplier of branded plant-based foods and beverages. Mr. Green also serves on the Board of Directors and Audit and Compensation Committees of Dean Foods Company, a leading food and beverage company; the Board of Directors and Audit Committee of Caris Life Sciences, a

provider of diagnostic, translational development and pharmaceutical services; and the board of directors and Audit Committee of Verance Corporation, a media technology developer, all of which are privately held. Mr. Green also served as chairman of the Audit Committee at Advance PCS from 1993 to 2005. Mr. Green earned a B.A. in English from Amherst College. In addition, Mr. Green held a variety of financial roles over a 12-year period at General Electric, including a five year term as corporate auditor. We believe Mr. Green is qualified to serve on our Board of Directors due to his broad background in analyzing and financing companies involved in manufacturing, retail, radio, television, cable broadcasting and financial services during his 25-year career in private equity.

Matthew Landa (age 48) has been our Chief Executive Officer since September 2012 and has served on our Board of Directors since November 2005. From February 2002 to September 2012, Mr. Landa served as our President, and from March 2000 to February 2002, Mr. Landa was our Chief Commerce Officer. From June 1999 to March 2000, Mr. Landa was president of ACT Manufacturing, a NASDAQ Stock Market listed company providing value-added electronics manufacturing services for original equipment manufacturers in the networking and telecommunications, computer, industrial and medical equipment markets. From 1995 to 1999, Mr. Landa was the president and chief executive officer of CMC Industries, a NASDAQ Stock Market listed company providing electronics manufacturing services. ACT Manufacturing acquired CMC Industries in 1999. Mr. Landa also previously worked at Monitor Company, a global strategy consulting firm. Mr. Landa earned an A.B. from Dartmouth College and an M.B.A. from Stanford University. We believe Mr. Landa is qualified to serve on our Board of Directors based on his executive experience at The Active Network where he has led the development and growth of the company for over 13 years.

Edward Neppl (age 47) has served on our Board of Directors since February 2013. Mr. Neppl has been the Chief Financial Officer of the USTA since February 2012. From April 2007 to November 2011, Mr. Neppl served as Senior Vice President and Chief Financial Officer of NBC Sports & Olympics, and from June 2006 to April 2007, Mr. Neppl served as Vice President, Financial Planning & Analysis of NBC Universal. Prior to that time, Mr. Neppl served as the Chief Financial Officer of Universal Studios Operations from May 2004 to June 2006 and as Vice President and Controller of Universal Parks and Resorts from May 2001 to May 2004. Mr. Neppl earned a B.B.A. in finance and accounting from the University of Wisconsin. We believe Mr. Neppl is qualified to serve on our Board of Directors due to his finance background and his executive experience within our industry.

Class III Directors (terms expire 2014)

David Alberga (age 50) has served as our Executive Chairman since September 2012, as Chairman of the Board since February 2011 and as a member of our Board of Directors since December 1999. From December 1999 to September 2012, Mr. Alberga served as our Chief Executive Officer, and from December 1999 to February 2002, Mr. Alberga also served as our President. From January 1996 to November 1999, Mr. Alberga served in various positions at TicketMaster Online-CitySearch, a portal and transaction company. Mr. Alberga initially served as general manager of established markets for CitySearch City Guides, a leading integrated local search, directory and media company, and was promoted to executive vice president and subsequently to chief operating officer of the company’s City Guides business. Mr. Alberga has also held positions with Linear Technology, an analog semiconductor manufacturer, The Boston Consulting Group, a global management consulting company, and Procter & Gamble, a global consumer products company. Mr. Alberga earned a B.S. from the United States Military Academy at West Point and both an M.B.A. and an M.A. from Stanford University. We believe Mr. Alberga is qualified to serve on our Board of Directors based on his executive experience at The Active Network, where he has led the development and growth of the company for over 13 years.

Thomas N. Clancy (age 55) has served on our Board of Directors since November 2002. Mr. Clancy has been a managing member at TAO Venture Capital Partners, a venture capital fund focused on early stage investments, since October 2005. From January 1998 to September 2005, Mr. Clancy served as managing director of Enterprise Partners Venture Capital, leading its Internet, consumer and software investment practices. Prior to joining Enterprise Partners Venture Capital, Mr. Clancy was a partner at TRC, Inc., a software consulting company, the chief executive officer of Expersoft, a developer of Internet Infrastructure software, and Vice President of Technology Development for Transaction Technology, Inc., a subsidiary of Citicorp. Mr. Clancy serves on the board of a number of private companies, is a board member and past president of the San Diego Venture Group and previously served as a director of Stamps.com (STMP). Mr. Clancy earned a B.S. from Rensselaer Polytechnic Institute. We believe Mr. Clancy is qualified to serve on our Board of Directors due to his more than 30 years of experience as an executive and an investor in software and services companies.

Class I Directors (terms expire 2015)

Bruns H. Grayson (age 65) has served on our Board of Directors since May 2009. Mr. Grayson is a managing partner at ABS Ventures, a venture capital firm, where he has managed all of the firm’s venture capital partnerships since 1983. Mr. Grayson began his career as a venture capitalist in 1981 at Adler & Co., a venture capital firm. Prior to that time, he was an associate at McKinsey and Co., a management consulting firm. Mr. Grayson earned a B.A. from Harvard University, an M.A. from Oxford University, and a J.D. from The University of Virginia Law School. We believe Mr. Grayson is qualified to serve on our Board of Directors due to his 30 years of experience, his many investments in early stage high technology businesses and his experience as a director in many private and public companies.

Joseph Levin (age 33) has served on our Board of Directors since February 2008. Since January 2012, Mr. Levin has served as Chief Executive Officer of IAC Search, and since November 2009, Mr. Levin has served as Chief Executive Officer of Mindspark Interactive Network, both of which are wholly-owned subsidiaries of IAC, a leading internet company. Since joining IAC in 2003, Mr. Levin held a number of strategic planning and finance positions with IAC, including Senior Vice President, Mergers & Acquisitions and Finance from January 2008 to November 2009. Prior to joining IAC, Mr. Levin worked in the technology mergers & acquisitions group at Credit Suisse First Boston (now Credit Suisse), an investment banking firm. Mr. Levin is a member of the Board of Directors and Audit Committee of Tree.com, a leading online lending exchange listed on the NASDAQ stock market. Previously, Mr. Levin served on the Board of Directors of Points International Ltd., a public company that helps loyalty programs to drive greater online membership and also served on the Board of Directors of Merchant Circle, a private company which provides social networking services for local business owners, until the sale of Merchant Circle to Reply.com in 2011. Mr. Levin earned both a B.S. in economics and a B.A.S. in engineering from the University of Pennsylvania. We believe Mr. Levin is qualified to serve on our Board of Directors due to his senior executive management, strategic planning and mergers and acquisitions and finance experience.

Membership of the Committees of the Board

	Audit	Compensation	Nominating and Corporate Governance
David Alberga	—	—	—
Thomas N. Clancy	X	Chair	X
Bruns H. Grayson (1)	X	—	Chair
Stephen L. Green	Chair	X	X
Matthew Landa	—	—	—
Joseph Levin (2)	—	X	—
Edward Neppl (3)	—	—	—

(1)	Mr. Grayson was appointed Chairman of the Nominating and Corporate Governance Committee in February 2013.
(2)	Mr. Levin was appointed to the Compensation Committee in February 2013.
(3)	Mr. Neppl was appointed to the Board in February 2013 following the resignation of Scott Schultz from the Board.

Audit Committee. Our Audit Committee oversees our corporate accounting and financial reporting process. The responsibilities of this committee include, among other things:

•	appointing our independent registered public accounting firm and determining the funding for audit and review by them of our consolidated financial statements and any permissible non-audit services;

•	evaluating and overseeing our independent registered public accounting firm’s independence and performance;

•	determining in advance whether to engage our independent registered public accounting firm and their activities with respect to our financial reporting and compliance with our disclosure policies;

•	reviewing our annual and quarterly consolidated financial statements and reporting and discussing the financial statements and reports with our independent auditors and management;

•	approving the disclosures in and filing of our periodic reports on Form 10-K and Form 10-Q to be filed with the SEC;

•

reviewing with our independent auditors and management any significant issues that arise regarding accounting principles and financial statement presentation, and matters concerning the scope, adequacy and effectiveness of our internal controls and disclosure controls and procedures;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding internal controls, accounting or auditing matters;

•	establishing procedures for the confidential, anonymous submissions by employees regarding accounting, internal controls or accounting matters;

•	reviewing and, if appropriate, approving proposed related party transactions; and

•	developing, reviewing and amending our code of conduct.

Both our independent auditors and management periodically meet separately with our Audit Committee. A copy of our Audit Committee charter is available on our website www.activenetwork.com.

The current members of our Audit Committee are Messrs. Clancy, Grayson and Green. Mr. Green serves as chairman of the Audit Committee. Our Board of Directors has determined that all of the members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. Our Board of Directors has determined that each member of Audit Committee is an Audit Committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of the NYSE. Our Board of Directors has determined that all of the members of our Audit Committee are independent directors as defined under the applicable rules and regulations of the SEC and the NYSE. Our Audit Committee met eight times during 2012.

Compensation Committee. Our Compensation Committee adopts and administers the compensation policies, plans and benefit programs for our executive officers and all other members of our executive team. The responsibilities of this committee include, among other things:

•

determining the compensation and other terms of employment of our executive officers and senior management, and reviewing and approving corporate performance goals and objectives relevant to such compensation;

•	recommending to our Board of Directors the type and amount of compensation to be paid or awarded to members of our Board of Directors;

•

evaluating and recommending to our Board of Directors the equity incentive plans, compensation plans and similar programs advisable for us, as well as modification or termination of existing plans and programs;

•	administering the issuance of stock options and other equity incentive arrangements under our equity incentive plans;

•	establishing policies with respect to equity compensation arrangements; and

•

reviewing and approving the terms of employment agreements, severance arrangements, change-in-control protections and any other compensatory arrangements for our executive officers and senior management.

Our Compensation Committee with the input of senior management evaluates potential risks related to our compensation policies and practices for employees and has determined that we have no compensation risks that are reasonably likely to have a material adverse effect on our company. We structure our compensation to address company-wide risk. This is accomplished in part by tying compensation to corporate goals and individual performance goals. These goals can be adjusted annually to address risks identified in the annual risk assessment. We also use a mix of different compensation elements to balance short-term awards versus long-term awards to align compensation with our business strategy and stockholders’ interests. We believe the combination of base salary, performance-based cash awards and stock-based incentive awards with multi-year vesting periods is balanced and serves to motivate our employees to accomplish our business plan without creating risks that are reasonably likely to have a material adverse effect on our company. We have adopted a Compensation Committee charter, a copy of which is available on our website at www.activenetwork.com.

The current members of our Compensation Committee are Messrs. Clancy, Green and Levin. Mr. Clancy serves as the chairman of the Compensation Committee. Our Board of Directors has determined that all of the members of our Compensation Committee are independent directors under the applicable rules and regulations of the SEC and NYSE. Our Compensation Committee met 13 times during 2012.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee is responsible for, among other things, making recommendations regarding corporate governance, the composition of our Board of Directors, identification, evaluation and nomination of director candidates and the structure and composition of committees of our Board of Directors.

The responsibilities of this committee include, among other things:

•	developing and maintaining a current list of the functional needs and qualifications of members of our Board of Directors;

•	evaluating director performance on the Board of Directors and applicable committees of the Board of Directors and determining whether continued service on our Board of Directors is appropriate;

•	interviewing, evaluating, nominating and recommending individuals for membership on our Board of Directors;

•	evaluating stockholder nominations of candidates for election to our Board of Directors;

•	developing, reviewing and amending a set of corporate governance policies and principles;

•	considering questions of possible conflicts of interest of directors as such questions arise; and

•

recommending to our Board of Directors the establishment of such special committees as may be desirable or necessary from time to time in order to address ethical, legal, business or other matters that may arise.

A copy of our Nominating and Corporate Governance Committee charter is available on our website www.activenetwork.com.

The current members of our Nominating and Corporate Governance Committee are Messrs. Clancy, Grayson and Green. Mr. Grayson serves as the chairman of the Nominating and Corporate Governance Committee. Our Board of Directors has determined that all of the members of our Nominating and Corporate

Governance Committee are independent directors under the applicable rules and regulations of the NYSE. Our Nominating and Corporate Governance Committee met five times during 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or has at any time during the past year been one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

Our directors play a critical role in guiding our strategic direction and overseeing the management of the Company. Ongoing developments in corporate governance and financial reporting have resulted in an increased demand for such highly qualified and productive public company directors. The many responsibilities and risks and the substantial time commitment of being a director of a public company require that we provide adequate incentives for our directors’ continued performance by paying compensation commensurate with our directors’ workload. Our non-employee directors are compensated based upon their respective levels of board participation and responsibilities, including service on Board committees. Directors who are our employees, such as Mr. Alberga and Mr. Landa, receive no separate compensation for their services as directors.

Our director compensation is overseen by the Compensation Committee, which makes recommendations to the Board of Directors on the appropriate amount and structure of our programs in light of then-current competitive practice. The Compensation Committee receives advice and recommendations from Compensia, an independent compensation consultant retained by the Compensation Committee, with respect to its determination on director compensation matters.

Pursuant to our 2012 Non-Employee Director Compensation Policy, non-employee directors are compensated for their services on our Board of Directors. Pursuant to the policy:

•	each non-employee director received an annual fee of $32,500 payable for the director’s service during the year and 16,911 options to purchase shares of common stock;

•

the Chairman of the Audit Committee received an additional annual fee of $20,000 for the Chairman’s service during the year and each other Audit Committee member received an additional annual fee of $5,500;

•

the Chairman of the Compensation Committee received an additional annual fee of $10,000 for the Chairman’s service during the year and each other Compensation Committee member received an additional annual fee of $4,000; and

•

the Chairman of the Nominating and Corporate Governance Committee received an additional annual fee of $8,750 for the Chairman’s service during the year and each other Nominating and Corporate Governance Committee member received an additional annual fee of $2,750.

Annual option grants were granted on the date of the Company’s 2012 annual meeting of stockholders and vest in equal monthly installments over the 12-month period following the date of grant. The cash portion of the non-employee director compensation is payable in equal quarterly installments over the 12-month period following the Company’s 2012 annual meeting of stockholders. Each director is also entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and any Committee on which he serves.

All of our directors are eligible to participate in our 2011 Equity Incentive Plan, and our employee directors are eligible to participate in our 2011 Employee Stock Purchase Plan. For a more detailed description of these plans, see “Compensation Discussion and Analysis—Components of Executive Compensation—Stock-Based Incentive Awards” and “Compensation Discussion and Analysis—Components of Executive Compensation—Other Benefits.”

Non-Employee Director Compensation Table

The following table sets forth information regarding compensation earned by our non-employee-directors during the fiscal year ended December 31, 2012:

Name	Fees Earned in Cash ($)	Option Awards ($)(1)	Total ($)
Thomas Clancy (2)(3)	50,750	100,539	151,289
Stephen Green (2)	65,250	100,539	165,789
Bruns Grayson (2)	40,750	100,539	141,289
Joseph Levin (2)	32,500	100,539	133,039
Scott Schultz (2)(4)	36,500	100,539	137,039

(1)	Reflects the grant date fair value of all awards made during the year calculated using the assumptions described in Note 16 to our audited financial statements included in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013.
(2)	As of December 31, 2012, Messrs. Clancy, Green, Grayson and Levin each had 62,911 outstanding options and Mr. Schultz had 42,466 outstanding options.
(3)	As of December 31, 2012, Mr. Clancy held 10,313 shares of common stock which were acquired upon exercise of unvested options. 2,500 of Mr. Clancy’s unvested shares remain subject to a right of repurchase by us, which lapses over the remaining four month vesting schedule. 7,813 of Mr. Clancy’s unvested shares remain subject to a right of repurchase by us, which lapses over the remaining 15-month vesting schedule.
(4)	Mr. Schultz resigned from the Board of Directors on February 1, 2013. Mr. Schultz had entered into an agreement with the United States Tennis Association pursuant to which the United States Tennis Association received the cash portion of the director compensation and the pecuniary benefit upon exercise of the options held by Mr. Schultz. Mr. Schultz disclaims beneficial ownership except to the extent of his pecuniary interest therein.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

We are committed to building long-term stockholder value. Our executive compensation program is designed to deliver on this commitment by using a balanced performance measurement framework that is aligned with the key drivers of performance and stockholder value creation. This executive summary provides an overview of our program, including our fiscal 2012 company performance and its alignment with the compensation paid to our executives.

We believe that the pay-for-performance philosophy of our executive compensation program helped drive improvement of our financial and operational performance in fiscal 2012, despite the challenges of the continued uncertainty of the economic environment. Notwithstanding these challenges, we believe fiscal 2012 was a good performance year due to the strength of our leadership team and employees, our business model, and continued focused on enhancing our products and customer experience. Highlights of our 2012 performance include (all comparisons are made to fiscal year 2011):

•	Total net revenue up 24% to $418.9 million.

•	Technology revenue increased 28% and constituted 88%, or $370.5 million, of total net revenue.

•	Net registration revenue increased 21% to $275.8 million with the number of registrations up 12% and the revenue per registration up 8%.

•	Approximately 55,000 organizations utilized the Company’s technology solutions, up 7%.

•	Marketing services revenue constituted 12%, or $48.4 million, of total net revenue.

•	Net loss was $43.0 million compared to a net loss of $27.1 million.

•

Adjusted EBITDA, a non-GAAP financial measure described in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, was $38.4 million. Excluding the impact of business combination accounting rules related to deferred revenue, Adjusted EBITDA was $50.8 million. A reconciliation of Adjusted EBITDA is also set forth on Annex A to this Amendment.

We have designed our compensation and benefits programs and philosophy to attract, retain, motivate and engage talented, qualified and committed executive officers who share our commitment to our customers and participant communities and desire to work toward our corporate objectives and annual and long-term goals. We believe compensation incentives for our executive officers should promote the success of our company and motivate them to pursue corporate objectives, and above all should be structured so as to reward clear and easily measurable performance goals that closely align the executive officers’ incentives with the long-term interests of our stockholders. Our executive compensation programs combine short- and long-term components, cash and equity and fixed and performance based measures in the amounts and proportions that we believe are most appropriate to create incentives and reward our executive officers for achieving our objectives. Our executive compensation program also is intended to make us competitive in our industry, where there is considerable competition for talented executives.

The Compensation Committee of our Board of Directors oversees our executive compensation program. In this role, the Compensation Committee reviews on an annual basis and approves compensation decisions relating to our executives, including our named executive officers. Prior to becoming a public company in 2011, our compensation programs reflected our status as a start-up company, and our principal objective had been to preserve cash resources while attracting and retaining executive talent, largely through the grant of equity incentives consisting of stock options that vest over time. Following our initial public offering, we began to shift the orientation of our program from a heavy reliance on equity compensation as a recruitment and motivation tool to a more balanced mix of cash and equity compensation opportunities, as well as a more balanced approach to short term and long term incentives. In fiscal year 2012, we continued to favor long term incentives and specifically began utilizing time-based restricted stock units and performance based equity awards for all of our named executive officers as a means to directly align executive compensation with company performance.

Our Compensation Committee re-engaged Compensia, an independent executive compensation consulting firm, to evaluate our executive compensation programs for fiscal year 2012 relative to those of a public company peer group and to make recommendations with respect to appropriate levels and forms of compensation for named executive officers. The objective of this evaluation and the resulting compensation adjustments was to ensure that we remain competitive as a public company and that our named executive officers have meaningful incentives to remain employed with us and are aligned towards the achievement of our corporate goals. Based on these recommendations, our Compensation Committee adjusted our compensation programs in 2012, as described below.

Our Compensation Committee determines allocations of compensation between cash and equity compensation or among different forms of non-cash compensation based on its review of typical allocations within our compensation peer group. The Compensation Committee has not adopted, however, and has no current plans to adopt, any policy requiring a specific allocation between cash and equity compensation or between short-term and long-term compensation. In the course of its deliberations, the Compensation Committee reviews each component of compensation, how they relate to each other and, in particular, how they relate to and affect total compensation. The Compensation Committee’s philosophy is that a substantial portion of an executive officer’s compensation should be performance-based, whether in the form of equity or cash compensation. In that regard, during fiscal year 2012, we began granting performance based restricted stock units and performance based options to our named executive officers as a significant component of compensation because we believe that they best align individual compensation with the creation of stockholder value. Since we did not meet the financial targets under our 2012 Bonus Plan, we did not pay annual incentive payouts to our named executive officers for 2012.

Our named executive officers for fiscal year 2012 were Matthew Landa, Chief Executive Officer and Director; Darko Dejanovic, President; David Alberga, our Executive Chairman and Chairman of the Board; Scott Mendel, Chief Financial Officer; Kory Vossoughi, Chief Legal Officer; and Sheryl Roland, our former Executive Vice President, Human Resources. In November 2012, Ms. Roland resigned from the company.

Consideration of Say-on-Pay Vote Results

The non-binding advisory proposal regarding compensation of the named executive officers submitted to stockholders at our 2012 annual meeting of stockholders was approved by over 99% of the votes cast. The Compensation Committee considered this favorable stockholder vote as a strong endorsement of our executive compensation program. The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay votes when conducting its regular practice of evaluating the program and making future compensation decisions for the named executive officers.

Overview of Compensation Program

The elements of our compensation program are directed toward providing our executives with both annual and long-term performance incentives, with the overall objective to motivate our executives to help us achieve our corporate goals and build value for our stockholders. The elements of our compensation program primarily include:

•	base salary;

•	performance-based cash bonus awards;

•	stock-based incentive awards, including performance-based awards; and

•	retention and change in control agreements.

We also provide our executives with long-term disability insurance, eligibility to participate in our deferred compensation plan and 401(k) plan with matching contributions, and a limited number of additional benefits that are provided to all of our employees. Each of these compensation elements is described in more detail below.

In determining the relevant amounts for each of these compensation elements to be awarded to our named executive officers, our Compensation Committee considers the following objectives:

•

A Substantial Portion of Executive Compensation Should Be Performance-Based. We believe that a substantial portion of the compensation received by each of our executives should be directly tied to, and contingent upon, the performance of our company as a whole and the executive’s individual contribution and performance. To support this objective, we established the 2012 Active Incentive Plan, or the Bonus Plan. The Bonus Plan is designed to align each named executive officer’s efforts with our key corporate goals by providing an opportunity for the executive to earn an annual cash bonus with amounts determined by considering our success in achieving our key corporate goals, which are Adjusted EBITDA and revenue targets. In 2012, we also began utilizing performance-based equity awards to directly align our Company’s stock performance and achievement of Adjusted EBITDA and revenue targets with long-term incentive compensation.

•

Stock-Based Incentive Awards Should Comprise a Substantial Portion of Executive Compensation. We believe that a substantial portion of executive compensation should be delivered in the form of stock-based incentive awards, where realizable value is tied directly to the market price of the Company’s common stock, in order to align the long-term interests of our executives with those of our stockholders and to provide a retention incentive for our executives.

•

Our Executive Compensation Should Be Competitive and Fair. In order to help us attract and retain talented executives, we believe that our compensation programs should be competitive when compared to our peers as well as perceived as fair, when considered both externally as well as internally.

Compensation Process

Our Compensation Committee is responsible for establishing our compensation philosophy and setting the compensation levels for our executives, including base salaries, target-based cash bonus awards and stock-based incentive awards. The Compensation Committee is responsible for approving the corporate goals for purposes of determining annual cash bonus awards. To assist the Compensation Committee, our Chief Executive Officer prepares a report during the first quarter of each fiscal year recommending base salaries, target annual bonus awards, stock-based incentive awards, corporate goals for the fiscal year and individual performance goals for each named executive officer. The Compensation Committee in its sole discretion may accept or adjust the compensation recommendations it is provided and reviews the recommendations in conjunction with market compensation data as described below. No executive officer is present at the time his or her compensation is being discussed or determined by the Compensation Committee.

The Compensation Committee utilizes an empirically-based approach that involves formal benchmarking as well as best practices with respect to compensation and benefits. As we continue to gain experience as a public company, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve.

In January 2012, the Compensation Committee reengaged Compensia, an independent compensation consulting firm, to provide executive compensation advisory services for 2012. Compensia performed the following services during 2012:

•	performed analysis with respect to the Company’s 2012 peer group;

•	advised the Compensation Committee on current compensation market trends;

•	assessed our executives’ base salaries, cash bonuses and equity compensation levels and plan structures against our peer group companies;

•	reviewed market and “best” practices with respect to executive severance/change-of-control arrangements;

•	reviewed considerations and market practices related to short-term cash incentive plans; and

•	reviewed board of director compensation market practices among public high-technology companies.

In addition, the Company has engaged Towers Watson to provide various human resources consulting services, including advice on compensation for our named executive officers.

Determination of Executive Compensation

In setting the compensation for our named executive officers, our Compensation Committee places significant emphasis on the recommendation of our Chief Executive Officer (other than with respect to determining his own compensation), considers our overall performance during the prior fiscal year and the executive’s individual contributions during the prior fiscal year, as well as relevant market data.

Components of Executive Compensation

As indicated above, we compensate our executives through a combination of annual and long-term incentives that are designed to motivate our executives to help us achieve our key corporate goals and build value for our stockholders. During 2012, our executive compensation program consisted of the following elements:

Base Salary. Our Compensation Committee is responsible for setting our named executive’s base salaries. One of the primary objectives of our compensation program is to provide our named executives with base salaries that are competitively reasonable and appropriate in the talent market for our business needs and circumstances. The Compensation Committee evaluates and sets the base salaries for our executives on an annual basis following performance reviews, as well as upon a promotion or other changes in responsibilities.

In setting 2012 base salaries for our named executive officers, our Compensation Committee considered the executive’s position, our success in achieving our prior year corporate goals, the individual’s contribution and performance during the prior fiscal year and formal benchmarking based on an executive compensation peer group. The Compensation Committee also considered many other factors in the process of determining base salary levels for each named executive officer, including:

•	our belief that our compensation amounts should be internally fair and equitable relative to roles, responsibilities and relationships among our named executive officers;

•	prior compensation or amounts realized or realizable from equity compensation by named executive officers;

•	the evaluations and recommendations proposed by our Chief Executive Officer (other than with respect to his own compensation); and

•	criticality of each named executive officer’s skills and experience to the overall business.

Our Compensation Committee does not have a predefined framework that determines which factors may be more or less important, and the emphasis placed on specific factors may vary among the named executive officers. Ultimately, it is our Compensation Committee’s judgment of these factors, along with competitive market data, that form the basis for determining named executives’ base salaries. With the assistance of Compensia, in February 2012, our Compensation Committee conducted an analysis of base salaries using compensation data disclosed in public filings to establish reference points that we used to compare our named executive officers’ 2011 base salaries to those base salaries offered by similar peer group companies.

Our Compensation Committee selected our peer group for fiscal year 2012, taking into account Compensia’s recommendations, based on the following characteristics:

•	principal business in a related industry segment compared to our company (i.e. software as a service—SaaS);

•	broadly similar in revenue and market capitalization compared to our company and consistent with Institutional Shareholder Services (ISS) guidelines; and

•	companies that we compete directly with for key executive talent.

As a result of the peer group criteria, our Compensation Committee approved the following peer group companies for fiscal 2012:

Peer Group Companies for Base Salary in Fiscal Year 2012

Ariba, Inc.*

Concur Technologies

Constant Contact

Digital River*

Kenexa Corp.*

Medidata Solutions, Inc.*

Monster*

NetSuite

Realpage

Shutterfly

Synchronoss Technologies

Taleo

TIBCO*

Ultimate Software Group, Inc.

Vistaprint*

WebMD Health

*New for Fiscal Year 2012

We removed several companies from our peer group, including Ancestry.com, Blue Nile, comScore, Demand Media, and Quinstreet given their primary business model was focused on an internet and not a Software as a Service (SaaS)-based model.

As a result of analyzing compensation data from our 2012 peer group, our Compensation Committee determined that 2011 base salaries for named executive officers were well below that of our peer group companies. Based upon our Compensation Committee’s analysis of this market data and the other factors enumerated above, our Compensation Committee set base salaries at approximately the 50th percentile as compared to our peer group companies. In addition, in connection with the promotions of Mr. Landa to Chief Executive Officer and Mr. Dejanovic to President in September 2012, our Compensation Committee increased the base salaries of these named executive officers in October 2012. As a result, the annualized base salaries of our named executive officers were set at the following levels as of December 31, 2012:

Name and Title	Base Salary ($)
Matthew Landa, Chief Executive Officer (1)	$525,000
Darko Dejanovic, President (1)	$500,000
David Alberga, Executive Chairman (1)	$450,000
Scott Mendel, Chief Financial Officer	$350,000
Kory Vossoughi, Chief Legal Officer	$240,000
Sheryl Roland, Former Executive Vice President, Human Resources (2)	$236,000

(1)	On September 28, 2012, Mr. Alberga transitioned from his position as Chief Executive Officer to Executive Chairman of the Company. In connection with the transition, Mr. Landa was promoted to Chief Executive Officer and Mr. Dejanovic was promoted to President.
(2)	Ms. Roland resigned as EVP, Human Resources on November 30, 2012. Ms. Roland’s base salary noted above reflects her annualized salary in effect as of November 30, 2012.

Performance-Based Cash Bonus Awards.

2012 Bonus Plan. Our Compensation Committee is responsible for administrating our Bonus Plan. All named executive officers are eligible to participate in the Bonus Plan. The Bonus Plan is designed to align each executive’s efforts with our corporate goals. For fiscal year 2012, our corporate goals were based on two equally weighted goals: Adjusted EBITDA (as further detailed in our Annual Report on Form 10-K filed with the SEC on February 27, 2013 and Annex A to this Amendment) and revenue.

The Bonus Plan has three thresholds of achievement for the Company’s corporate goals: base plan (27% of target), target plan (100% of target) and maximum plan (130% of target). The base plan represents the minimum threshold below which no bonuses are payable. Each threshold requires the Company to achieve both Adjusted EBITDA and revenue targets for the applicable threshold bonus to be paid for 2012. Following achievement of a threshold, bonuses are assessed independently on a linear basis and the degree to which the Company performs against these goals determines the amounts payable under the Bonus Plan. The resulting calculation of the Adjusted EBITDA component (50%) and revenue component (50%) is summed to arrive at a total target bonus amount for each named executive officer. The Committee then applies a modifier based upon individual performance as determined by the Compensation Committee.

At the time the corporate goals were set, our Compensation Committee believed that the corporate goals were challenging and aggressive. For example, at each of the thresholds, we would have had to achieve a significant year-over-year increase in our Adjusted EBITDA and revenue. Our Compensation Committee believed that the achievement of the Adjusted EBITDA and revenue goals at each of the threshold levels would require substantial efforts, excellent leadership, effective leveraging of our competencies and a clear focus on driving results throughout the year.

Our Compensation Committee is responsible for setting the actual bonus amounts to be awarded. To assist our Compensation Committee, our Chief Executive Officer provides the Compensation Committee with documentation regarding full or partial achievement of our corporate goals. For fiscal 2012, the minimum threshold under the base plan for revenue was set at $435 million and the minimum threshold for Adjusted EBITDA was set at $50 million. We failed to meet these objectives, and as a result, we did not pay out any bonuses to our named executive officers under the Bonus Plan.

We may terminate the Bonus Plan at any time, and may alter the terms and conditions under which the bonus awards are set, calculated or paid. For fiscal year 2012, our Compensation Committee set the potential amounts payable at each of the thresholds under the Bonus Plan based on each named executive officer’s role and responsibilities and their respective base salaries in effect as of May 2012. The potential amounts payable at each of the three thresholds is set forth below:

Name and Title	Base Plan ($) (27% Target)(1)	Target Plan ($) (100% Target)	Maximum Plan ($) (130% Target)
Matthew Landa, Chief Executive Officer (2)	133,650	495,000	643,500
Darko Dejanovic, President (2)	97,200	360,000	468,000
David Alberga, Executive Chairman (2)	148,500	550,000	715,000
Scott Mendel, Chief Financial Officer	94,500	280,000	364,000
Kory Vossoughi, Chief Legal Officer	35,640	132,000	171,600
Sheryl Roland, Former EVP, Human Resources (3)	35,046	129,800	168,740

(1)	For fiscal year 2012, we failed to achieve our minimum Adjusted EBITDA and revenue targets under the base plan and no bonuses were awarded to the named executive officers
(2)	On September 28, 2012, Mr. Alberga transitioned from his position as Chief Executive Officer to Executive Chairman of the Company. In connection with the transition, Mr. Landa was promoted to Chief Executive Officer and Mr. Dejanovic was promoted to President.
(3)	Ms. Roland resigned as EVP, Human Resources on November 30, 2012.

Spot Bonuses. From time to time, our Compensation Committee may grant spot bonuses to named executive officers for strong performance. In May 2012, our Compensation Committee granted cash spot bonuses to Mr. Dejanovic in the amount of $64,963 and to Mr. Mendel in the amount of $30,000 for their strong performance during the first quarter of 2012. The bonuses were also granted in part to increase their total compensation which was well below market as compared to similar executives at the Company’s peer group companies.

Stock-Based Incentive Awards. We also provide long-term stock-based incentive awards to our executive officers. During 2012, we implemented a new long-term incentive compensation program for named executive officers consisting of time-based restricted stock units, performance-based restricted stock units and performance-based option awards. We believe that a mix of time-based and performance-based awards help further our compensation objectives by encouraging retention of our executives and by providing our executives with incentives to continue to focus on our financial performance and increasing stockholder value. We expect to implement a long-term incentive compensation program with a mix of both time-based and performance-based equity incentive awards on an annual basis. This supports our succession plans by helping ensure retention of key leaders critical to growing the business and also aligns with our practice prior to fiscal 2012 of granting stock options annually to the named executive officers to provide a greater alignment between their compensation and stockholder returns. During 2012, as part of our long-term incentive compensation program, we awarded the below stock-based incentive awards to our named executive officers excluding one-time grants for retention or promotional purposes.

Name	Title	RSU Grant (Total # of Shares)	Performance Option Grant (Total # of Shares)	Performance RSU
				Threshold # of Shares	Target # of Shares	Maximum # of Shares (1)
Matthew Landa (2)	Chief Executive Officer	49,961	165,265	37,471	49,961	149,883
Darko Dejanovic (2)	President	45,419	150,240	34,064	45,419	136,257
David Alberga (2)	Executive Chairman	59,045	195,313	44,284	59,045	177,135
Scott Mendel	Chief Financial Officer	36,336	120,192	27,252	36,336	109,008
Kory Vossoughi	Chief Legal Officer	17,500	40,000	13,125	17,500	52,500
Sheryl Roland (3)	Former EVP, HR	16,250	48,829	12,188	16,250	48,750

(1)	Represents the maximum number of restricted stock units that may vest on the third year anniversary of the grant date contingent upon the Company’s achievement of corporate objectives for the three year performance period ended December 31, 2014. Any restricted stock units vesting above the target number of shares may be settled in shares of the Company’s common stock or cash at the election of the Compensation Committee based on the Company’s closing stock price on the date of vesting. Achievement of the Company’s objectives relating to revenue and Adjusted EBITDA, a non-GAAP financial measure described in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, will determine the actual number of restricted stock units to vest on such date. A reconciliation of Adjusted EBITDA is also set forth on Annex A to this Amendment.
(2)	On September 28, 2012, Mr. Alberga transitioned from his position as Chief Executive Officer to Executive Chairman of the Company. In connection with the transition, Mr. Landa was promoted to Chief Executive Officer and Mr. Dejanovic was promoted to President.
(3)	Mr. Roland resigned as EVP, Human Resources on November 30, 2012.

Time-Based Restricted Stock Units. The first component in our long-term portfolio mix is time-based restricted stock units. Stock ownership and stock-based incentive awards align the interests of our named executive officers with the interests of our stockholders, as the value of this incentive rises and falls with the stock price, consistent with stockholder returns. The time-based restricted stock units vest twenty-five percent (25%) on the first year anniversary of the grant date and in equal installments on each of the three anniversaries thereafter, subject to the named executive officer’s continuous employment through each of the vesting dates.

The restricted stock units promote executive retention, as unvested shares held at the time an executive’s employment is terminated are forfeited. Our Chief Executive Officer, together with our human resources staff, periodically reviews the value and frequency of grants against competitive market data as described above and may recommend changes to the Compensation Committee. Our Compensation Committee, in its judgment, sets award levels based on several factors, including what it believes to be a desirable mix of long-term compensation, its determination of an appropriate weighting of potential future contributions to the Company, retention incentives, and competitive grants based on market data of the Company’s peer companies.

Performance-Based Restricted Stock Units. The second component in our long-term portfolio mix is performance-based restricted stock units. The performance-based restricted stock units vest upon achievement of the Company’s critical financial goals as determined by the Compensation Committee. The performance-based stock restricted stock units are designed to align the interests of the Company’s executives with those of stockholders by encouraging executives to enhance the value of the Company through achievement of these goals. This is true “pay for performance”: executives are rewarded only if we achieve these goals, and they get nothing if we fail to achieve these goals. When determining the grants, the Compensation Committee considers a number of factors including the individual’s performance, management succession, competitive market data as described above, internal pay equity for comparable positions, and a desirable mix of long-term incentives. Our Chief Executive Officer, together with our human resources department, periodically tests the reasonableness of our restricted stock units grants against competitive market data and may make recommendations to the Compensation Committee. Performance-based restricted stock units for fiscal year 2012 were granted by the Compensation Committee on May 23, 2012 with a supplemental award granted on August 28, 2012. The supplemental awards were granted to reward achievement of corporate goals above and beyond target objectives and these awards only vest to the extent the Company achieves these goals.

The performance-based restricted stock units vest on May 23, 2015 contingent upon the Company’s achievement of revenue and Adjusted EBITDA performance objectives for the three year performance period ended December 31, 2014. The actual number of performance-based restricted stock units which vests will be determined based upon the extent to which the Company achieves the performance objectives beyond certain base level objectives. A portion of the performance-based restricted stock units may be settled in shares of the Company’s common stock or cash at the Compensation Committee’s election based on the Company’s closing stock price on the date of vesting.

Performance-Based Stock Options. The third component in our long-term portfolio mix is performance-based stock options. The performance-based options vest over four years in equal monthly installments, subject to the named executive officer’s continuous employment through each of the vesting dates; provided however, the options do not become exercisable until the Company’s 15-day moving average stock price meets or exceeds (a) $20.00 within two years from the grant date, (b) $22.50 within three years from the grant date, or (c) $25.00 within four years from the grant date. In addition, each named executive officer’s vested options become immediately exercisable following a change in control of the Company.

The performance-based stock options are designed to align the interests of the Company’s executives with those of stockholders by encouraging executives to enhance the value of the Company. This is true “pay for performance” as executives are rewarded only if the market price of our stock rises to the levels noted above, and the performance-based options do not become exercisable if the Company’s stock price does not rise to these levels. When determining the grants, the Compensation Committee considers a number of factors including the individual’s performance, management succession, competitive market data as described above, internal pay equity for comparable positions, and a desirable mix of long-term incentives. Our Chief Executive Officer, together with our human resources department, periodically tests the reasonableness of our stock option grants against competitive market data and may make recommendations to the Compensation Committee. Stock options for fiscal 2012 were granted by the Compensation Committee on May 23, 2012 with an exercise price equal to the closing market price of our stock on that date. Options we grant generally vest over a four year period in equal monthly installments, and are forfeited if the employee leaves before vesting occurs, to promote executive retention.

Retention Plan. From time to time, the Compensation Committee may also grant restricted stock units that vest based on continued service through a future service date with the Company specifically to further promote retention of key employees. The awards have no value to the executive unless the executive remains employed with the Company for the full vesting period, and will be canceled if the executive terminates or retires within the vesting period. During 2012, we awarded restricted stock units for retention purposes to the named executive officers as follows:

Name	RSU Awards
Matthew Landa	16,013
Darko Dejanovic	13,964
David Alberga	17,843
Scott Mendel	12,959
Kory Vossoughi	5,080
Sheryl Roland	5,080

The Compensation Committee determined that the grants were necessary as a retention mechanism given the Company’s base salaries were well below market as compared to its peer group in 2012. The restricted stock units granted for retention purposes vested in full on March 28, 2013.

Equity Grant Practices. Our named executive officers generally receive equity awards in connection with their initial hire, following promotions and on an annual basis. Our Chief Executive Officer, together with our human resources department, recommends to our Compensation Committee the specific number of shares to be subject to each equity award granted to a named executive officer; provided however, the Chief Executive Officer does not make any recommendations with respect to his own grant awards. The recommendation is based on the assessment of company performance and the named executive officer’s performance during the prior fiscal year, the other components of the named executive officer’s compensation, the dilutive effects of equity grants, and competitive market data. With respect to individual performance of the named executive officers, our Compensation Committee gives significant deference to the recommendations of our Chief Executive Officer, as he is most familiar with the other named executive officers’ performance. Our Compensation Committee does not utilize any predefined criteria that determines which factors may be more or less important, and the emphasis placed on specific factors varies among the named executive officers. Ultimately, it is our Compensation Committee’s judgment of these factors, along with the analysis of market data, that forms the basis for determining the equity awards granted to our named executive officers. The same process is used to determine the specific number of shares to be subject to each equity award granted to our Chief Executive Officer, with the exception that the Chief Executive Officer’s performance is assessed by the Compensation Committee with input from the other independent members of our Board of Directors.

In accordance with these practices, the Compensation Committee granted 100,000 restricted stock units to Mr. Dejanovic in October 2012 in connection with his promotion to President and his corresponding increased level of responsibilities. The restricted stock units vest over four years.

Stock and option awards granted to new and current employees, including our named executive officers, are generally granted at pre-determined meeting dates of the Compensation Committee. Our Compensation Committee grants the equity awards in accordance with the dates fixed by this policy whether or not we are aware of any material non-public information (whether positive or negative) at the time of grant. The amount of realizable value related to such awards is determined by our stock price on the date the awards vest, and therefore is determined by our financial performance during the period prior to vesting. Whether our stock price moves up or down shortly after the grant date is largely irrelevant for purposes of the equity awards.

The exercise price of any option grant is determined by reference to the fair market value of such shares, which the 2011 Equity Incentive Award Plan, or 2011 Plan, defines as the closing price of our common stock on the New York Stock Exchange on the date of grant.

2011 Equity Incentive Plan. In April 2011, our stockholders adopted and approved our 2011 Equity Incentive Plan, or 2011 Plan, which became effective upon our initial public offering. Awards may be granted under our 2011 Plan to employees, including officers, directors, or consultants, of the company and our present or future affiliated entities. The 2011 Plan is administered by our Compensation Committee. Subject to the provisions of our 2011 Plan, the Compensation Committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The Compensation Committee has the authority to construe and interpret the terms of our 2011 Plan and awards granted under our 2011 Plan.

Other Benefits

In order to attract, retain and pay market levels of compensation, our executives are also eligible for the following benefits:

•	Health Insurance. We provide each of our executives and their spouses and children the same health, dental and vision insurance coverage we make available to our other eligible employees.

•	Disability Insurance. We provide each of our executives with disability insurance.

•

Retirement Benefits. We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executives and other eligible employees are eligible to participate in our 401(k) defined contribution plan. Pursuant to our 401(k) plan, we made matching contributions for each of our participating named executive officers in an amount equal to $0.25 for every $1.00 contributed up to maximum of 1% of earnings.

•

Nonqualified Deferred Compensation. On July 30, 2012, the Compensation Committee authorized the Company to adopt the Executive Nonqualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a nonqualified deferred compensation plan, pursuant to which certain highly compensated employees, including the Company’s named executive officers (“Participants”), may elect to make deferrals of compensation that are not subject to the various limits imposed by the Internal Revenue Code on qualified retirement plans. Pursuant to the Deferred Compensation Plan, Participants may elect to defer up to 80% of base salary and up to 100% of performance-based compensation. The Company may also make discretionary contributions to a Participant’s deferred compensation account, which vest in increments based on the Participant’s number of years of service and become fully vested upon the Participant’s completion of four years of service (or, if earlier, upon the Participant’s death or disability or upon a change in control event as defined in the Deferred Compensation Plan). A Participant’s deferrals and any discretionary employer contributions are credited to a deferred compensation account pending the occurrence of an applicable “Qualifying Distribution Event.” Qualifying Distribution Events may include (i) separation from service with the Company, (ii) disability, (iii) death, (iv) specified “in-service” dates designated by the Participant in his or her participation agreement, and (v) unforeseeable emergencies. The Deferred Compensation Plan is administered by the management of the Company. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan that is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. We maintain this plan for purposes of providing a competitive benefit by providing our executive officers an opportunity to defer income tax payments on their cash compensation. As of December 31, 2012, none of our named executive officers have elected to participate in this plan.

•

Perquisites. We have historically limited the perquisites made available to our executive officers. This policy could change if we find it important to provide perquisites to increase our ability to attract and retain key employees. Our named executives are entitled to relocation expenses following their initial hire and other benefits that are not otherwise available to all of our employees. Mr. Dejanovic is also entitled to receive a monthly car allowance and reimbursement for travel and relocation expenses.

•

2011 Employee Stock Purchase Plan. In April 2011, our stockholders adopted and approved our 2011 Employee Stock Purchase Plan, or our 2011 ESPP, in which most employees, including named executive officers, may choose to participate. Participants may purchase up to $25,000 in our stock per calendar year at a price equal to 85% of the fair market value of the stock at either the beginning or end of each six-month purchase period, whichever is lower. The Compensation Committee believes that the 2011 ESPP provides another effective vehicle for enabling our executives and employees to increase their ownership position in the Company, thereby promoting an ownership mentality and a tighter link between the interests of employees and stockholders.

Post-Employment Compensation

Certain terms and conditions of employment for each of our named executive officers are set forth in retention or change in control agreements. We recognized that it would be necessary to develop competitive compensation packages designed to attract and retain qualified candidates at our most critical positions. At the same time, we were sensitive to the need to integrate new executive officers into our existing executive compensation structure, balancing both competitive and internal equity considerations.

The retention agreements and change in control agreements that we extended to our named executive officers provide for certain protections in the event of their termination of employment under specified circumstances, or following a change in control. We believe that these protections were necessary to induce these individuals to forego other opportunities or leave their current employment for a position in a new organization. We also believe that entering into these arrangements will help our executives maintain continued focus and dedication to their responsibilities to help maximize stockholder value should certain strategic opportunities arise.

For a summary of the material terms and conditions of these severance and change in control arrangements, see “—Employment Arrangements” below.

Employment Arrangements

Letter Agreement with Sheryl Roland

On November 30, 2012, Sheryl Roland, our Executive Vice President, Human Resources resigned from the Company. In connection with her departure from the Company, Ms. Roland entered into a letter agreement with the Company pursuant to which the Company agreed to (i) accelerate the vesting of 16,148 of Ms. Roland’s unvested shares of the Company’s common stock which were previously acquired by Ms. Roland upon the early exercise of options granted under the Company’s 2002 Stock Option/Stock Issuance Plan, and (ii) accelerate the vesting of 5,080 of Ms. Roland’s unvested restricted stock units. In consideration for entering into the letter agreement, Ms. Roland agreed to certain non-solicitation and non-disparagement provisions and a waiver and general release.

Retention Agreements

We have entered into executive retention agreements with each of Messrs. Landa, Dejanovic, Alberga, Mendel and Vossoughi. Each of these agreements provides that if we terminate the executive’s employment without cause (as defined in each of the respective retention agreements), if the executive terminates his employment for good reason (as defined in each of the respective retention agreements) or if the executive’s employment is terminated due to death or complete disability (as defined in each of the respective retention agreements), the executive would be entitled to receive the following:

•	base salary and accrued and unused vacation benefits earned through the date of termination, less standard tax withholding;

•

subject to certain exceptions, one year of severance from the date of termination at the executive’s then base salary payable within ten days following termination of employment, plus (i) reimbursement of premiums for continued health care coverage for a one year period and (ii) an amount equal to the executive’s target annual bonus for the fiscal year assuming all performance objectives have been met and prorated based on the number of days the executive was employed with us prior to termination, payable within ten (10) days following termination of employment; and

•

except with respect to performance-based restricted stock units granted to named executive officers in 2012 (the “2012 Performance RSUs”), vesting of stock options and restricted stock units on the date of termination with respect to the number of options and restricted stock awards that would have vested over the 12-month period following the date of termination. In addition, all stock options would remain exercisable for a period of one year following termination of employment.

In addition to the foregoing, in the event of a change in control (as defined in each of the respective retention agreements), regardless of termination, all of the named executive officer’s stock options and restricted stock units (except with respect to the 2012 Performance RSUs) would become fully vested upon a change in control of the Company and all stock options would remain exercisable for a period of two years following the date of any termination of employment in connection with a change in control of the Company.

With respect to the 2012 Performance RSUs, if a named executive officer’s employment with the Company is terminated by the Company without cause, or if the named executive officer terminates employment with the Company for good reason, in each case within twelve (12) months following a change in control of the Company, such number of 2012 Performance RSUs will become fully vested upon the named executive officer’s termination of employment in accordance with the following formula:

Target amount of 2012 Performance RSUs, multiplied by the quotient of (A) Number of full months elapsed from May 23, 2012 to the date that is one year following the date of such named executive officer’s termination of employment, divided by (B) 36.

Change in Control Agreement

We also entered into a change in control agreement with Sheryl Roland. The agreement provided that if Ms. Roland’s employment was terminated within the twelve (12) month period immediately following the date of a change in control (as defined in the change in control agreement) by us without cause (as defined in the change in control agreement) or by Ms. Roland for good reason (as defined in the change in control agreement), Ms. Roland would have been entitled to receive the following:

•

base salary earned through the date of termination, less standard tax withholding plus all other amounts to which Ms. Roland would have been entitled under any of our compensation plans or practices at the time such payments were due; provided, however, that any accrued but unpaid bonus would only have been paid to Ms. Roland if she was employed on the date such bonus would otherwise be paid in accordance with our standard practices;

•

subject to certain exceptions, nine months of (i) severance from the date of termination at the executive’s then base salary payable within fifteen days following termination of employment and (ii) reimbursement of premiums for continued health care coverage, unless Ms. Roland had become eligible for coverage by a health insurance plan of a subsequent employer prior to that time; and

•

except with respect to the 2012 Performance RSU’s, vesting of one hundred percent (100%) of Ms. Roland’s unvested equity awards on the date of termination. Any 2012 Performance RSU’s granted to Ms. Roland would have been treated in the same manner as the other named executive officers upon a change in control as described under “—Employment Arrangements—Retention Agreements” above.

On November 30, 2012, Ms. Roland resigned from the Company, and as a result, is no longer eligible to receive the change in control benefits described above.

Accounting and Tax Considerations

Internal Revenue Code (the “Code”) Section 162(m) limits the amount that we may deduct for compensation paid to our Chief Executive Officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based” compensation. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and in the past, we have granted options that we believe met those requirements. While the Compensation Committee cannot predict how the deductibility limit may impact our compensation program in future years, the Compensation Committee intends to maintain an approach to executive compensation that strongly links pay to performance. While the Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers, the Compensation Committee intends to consider tax deductibility under Section 162(m) as a factor in compensation decisions.

Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director, or other service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although we do not maintain traditional nonqualified deferred compensation plans, Section 409A does apply to certain change in control severance arrangements. Consequently, to assist in avoiding additional tax under Section 409A, we have designed the change in control severance arrangements described above in a manner to avoid the application of Section 409A.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

RESPECTFULLY SUBMITTED BY THE COMPENSATION COMMITTEE.

Thomas N. Clancy (Chairperson)

Stephen Green

Joseph Levin

The preceding “Compensation Committee Report” shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates it by reference into such filing.

EXECUTIVE COMPENSATION

2012 Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid for services rendered in all capacities by our named executive officers during the year ended December 31, 2012. The compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of our salaried employees.

Name and Principal Position	Fiscal Year Ended December 31,	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)(6)	Total ($)
Matthew Landa (7)	2012	434,615	2,677,984	861,031	—	15,000	3,988,630
Chief Executive Officer	2011	289,567	—	2,318,428	105,000	242,106	2,955,101
	2010	246,582	—	71,136	85,000	291	403,009
Darko Dejanovic (7)(8)	2012	444,231	3,281,542	782,750	—	175,302	4,683,825
President	2011	130,769	7,812,613	—	25,580	35,595	8,003,977
	2010	—	—	—	—	—	—
David Alberga (7)	2012	462,692	3,146,471	1,017,581	—	17,500	4,644,244
Executive Chairman	2011	326,717	—	2,566,831	117,000	247,073	3,257,621
	2010	281,218	—	88,920	85,000	2,187	457,325
Scott Mendel	2012	333,846	1,951,462	626,200	—	47,000	2,958,508
Chief Financial Officer	2011	259,231	—	828,010	54,375	15,442	1,157,058
	2010	193,846	—	483,163	85,000	57,734	819,743
Kory Vossoughi	2012	230,577	929,013	208,400	—	14,306	1,382,296
Chief Legal Officer	2011	190,667	—	621,468	33,313	155,643	1,001,090
	2010	177,946	—	68,600	50,000	10,865	307,411
Sheryl Roland (9)	2012	214,038	868,838	254,399	—	87,540	1,424,815
Former EVP, HR	2011	196,544	—	828,010	33,313	10,167	1,068,034
	2010	170,089	—	22,230	40,000	9,283	241,602

(1)	The amounts reported in the “Salary” column reflect amounts paid to each applicable named executive officer during the year ended December 31, 2012. See the table under “Compensation Process – Components of Executive Compensation – Base Salary” for each named executive officer’s current base salary.
(2)	The amounts reflect the aggregate grant date fair value of the restricted stock awards granted during 2012. Restricted stock awards with time-based vesting are valued on the date of grant at the closing sale price per share of our common stock. For performance-based restricted stock units, the grant date fair value is based on the probable outcome of the performance condition on the date of grant. Please see the “Grants of Plan-Based Awards Table” for more information regarding the stock awards we granted in 2012.
(3)	The amounts reflect the grant date fair value of the options granted to the named executive officers in the year reflected, determined using the Black-Scholes option model and the Lattice option model for performance options. For information relating to the assumptions made by us in valuing the option awards made to our named executive officers in fiscal years 2011 and 2012, refer to Note 16 of our financial statements included in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013. For Ms. Roland, the Compensation Committee accelerated the vesting of (i) 16,148 of Ms. Roland’s unvested shares of the Company’s common stock which were previously acquired by Ms. Roland upon the early exercise of options and (ii) 5,080 of Ms. Roland’s unvested restricted stock units, and the amount also reflects the incremental fair value of such modified option awards, computed as of the modification date in accordance with FASB ASC Topic 718, in the amount of $75,134. The fair value of such modified option awards has been included in the “All Other Compensation” column. See footnote 5.

(4)	The amounts included in the Non-Equity Incentive Plan Compensation column for 2011 represent amounts earned and payable under the Bonus Plan, which were paid in April 2012. Mr. Dejanovic’s bonus amount for 2011 was pro-rated for his four months of service with the Company during fiscal year 2011.
(5)	For the fiscal year ended December 31, 2012, all other compensation includes (i) spot bonus awards, (ii) matching contributions to our 401(k) plan, (iii) payments by us for long-term disability, (iv) the value of perquisites, consisting of the provision of an automobile allowance ($24,996) and reimbursement for travel ($57,789) and relocation expenses ($12,419) for Mr. Dejanovic, and (v) acceleration of option awards for Ms. Roland ($75,134) pursuant to her letter agreement as described above:

Name	Spot Bonus Awards ($)	401(K) Matching Contributions ($)	Long-term Disability ($)	Others ($)
Matthew Landa	—	—	15,000	—
Darko Dejanovic	64,963	—	15,000	95,339
David Alberga	—	2,500	15,000	—
Scott Mendel	30,000	2,500	14,500	—
Kory Vossoughi	—	1,927	12,000	—
Sheryl Roland	—	2,156	10,250	75,134

(6)	For the fiscal year ended December 31, 2011, “All Other Compensation” includes special deferred incentive awards made to Messrs. Landa, Alberga and Vossoughi following our initial public offering in May 2011.
(7)	On September 28, 2012, Mr. Alberga transitioned from his position as Chief Executive Officer to Executive Chairman of the Company. In connection with the transition, Mr. Landa was promoted to Chief Executive Officer and Mr. Dejanovic was promoted to President.
(8)	Mr. Dejanovic commenced employment with us effective August 2011. The amount reported in the “Salary” column for Mr. Dejanovic reflects his prorated salary earned for 2011.
(9)	Ms. Roland resigned as EVP, Human Resources in November 2012. The amount reported in the “Salary” column for Ms. Roland reflects her prorated salary earned for 2012.

2012 Grants of Plan Based Awards

The following table sets forth information regarding grants of plan based awards to each of the named executive officers during the fiscal year ended December 31, 2012.

Name	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stocks or Units		All Other Option Awards; Number of Securities Underlying Options		Exercise Price of Option Awards ($)	Grant Date Fair Value of Awards ($) (2)
		Base	Target	Maximum
Matthew Landa		133,650	495,000	643,500
	3/28/2012						16,013	(3)				272,862
	5/23/2012						49,961	(4)				652,491
	5/23/2012				49,961	(5)						652,491
	5/23/2012								165,265	(6)	$13.06	861,031
	8/28/2012				99,922	(7)						1,100,141
Darko Dejanovic		97,200	360,000	468,000
	3/28/2012						3,945	(3)				67,223
	5/23/2012						45,419	(4)				593,172
	5/23/2012				45,419	(5)						593,172
	5/23/2012								150,240	(6)	$13.06	782,750
	5/23/2012						10,019	(3)				130,848
	8/28/2012				90,838	(7)						1,000,126
	10/29/2012						100,000	(4)				897,000
David Alberga		148,500	550,000	715,000
	3/28/2012						17,843	(3)				304,045
	5/23/2012						59,045	(4)				771,128
	5/23/2012				59,045	(5)						771,128
	5/23/2012								195,313	(6)	$13.06	1,017,581
	8/28/2012				118,090	(7)						1,300,171
Scott Mendel		94,500	280,000	364,000
	3/28/2012						8,292	(3)				141,296
	5/23/2012						36,336	(4)				474,548
	5/23/2012				36,336	(5)						474,548
	5/23/2012								120,192	(6)	$13.06	626,200
	5/23/2012						4,667	(3)				60,951
	8/28/2012				72,672	(7)						800,119
Kory Vossoughi		35,640	132,000	171,600
	3/28/2012						5,080	(3)				86,563
	5/23/2012						17,500	(4)				228,550
	5/23/2012				17,500	(5)						228,550
	5/23/2012								40,000	(6)	13.06	208,400
	8/28/2012				35,000	(7)						385,350
Sheryl Roland (8)		35,046	129,800	168,740
	3/28/2012						5,080	(3)				86,563
	5/23/2012						16,250	(4)				212,225
	5/23/2012				16,250	(5)						212,225
	5/23/2012								48,829	(6)	$13.06	254,399
	8/28/2012				32,500	(7)						357,825

(1)	Amounts in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column relate to amounts payable under our Bonus Plan at the time the grants of awards were made. Each column assumes the achievement of our corporate goals at the applicable threshold level. No amounts were paid to our named executive officers under our Non-Equity Incentive Plan for the fiscal year ended December 31, 2012.
(2)	Figures reflected are based on the grant date fair value of all awards made during the year calculated using the assumptions described in Note 16 to our audited financial statements included in our 2012 Annual Report on Form 10-K filed with the SEC on February 27, 2013.

(3)	The restricted stock units vest in full on March 28, 2013, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(4)	The restricted stock units vest twenty-five percent (25%) on the first year anniversary of the grant date and in equal installments on each of the three anniversaries thereafter, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(5)	Represents the target number of restricted stock units that may vest on the third year anniversary of the grant date contingent upon the Company’s achievement of corporate objectives for the three year performance period ended December 31, 2014. Achievement of the Company’s objectives relating to revenue and Adjusted EBITDA, a non-GAAP financial measure described in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, will determine the actual number of restricted stock units to vest on such date. A reconciliation of Adjusted EBITDA is also set forth on Annex A to this Amendment.
(6)	The options vest over four years in equal monthly installments; provided however, the options do not become exercisable until the Company’s 15-day moving average stock price meets or exceeds (a) $20.00 within two years from the grant date, (b) $22.50 within three years from the grant date, or (c) $25.00 within four years from the grant date. The options become exercisable upon vesting following a change in control of the Company. Vesting of the options is subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(7)	Represents the number of restricted stock units that may vest above the target number on May 23, 2015 contingent upon the Company’s achievement of corporate objectives for the three year performance period ended December 31, 2014. Achievement of the Company’s objectives relating to revenue and Adjusted EBITDA, a non-GAAP financial measure described in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, will determine the actual number of restricted stock units to vest on such date. Restricted stock units may be settled in shares of the Company’s common stock or cash at the election of the Compensation Committee based on the Company’s closing stock price on the date of vesting. A reconciliation of Adjusted EBITDA is also set forth on Annex A to this Amendment.
(8)	Ms. Roland resigned from the Company on November 30, 2012.

2012 Outstanding Option Awards at Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at December 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($/share)	Option Expiration Date	Number of shares or units of Stock that have not Vested (#)		Market Value of Shares of Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Matthew Landa	30,676	(1)(2)			1.96	11/9/2016	16,013	(8)	78,624	49,961	(10)	245,309
	63,819	(1)(2)			1.96	2/27/2017	49,961	(9)	245,309	99,922	(10)(11)	490,617
	408,005	(1)(2)			1.96	9/6/2017
	65,342	(1)(2)			1.96	2/21/2018
	148,022	(1)(2)			1.96	8/22/2018
	143,392	(1)(2)			1.96	11/20/2018
	14,475	(1)(2)			1.96	1/20/2019
	23,334	(2)(3)			1.96	4/1/2019
	55,335	(4)(5)			1.96	3/5/2020
	280,000	(6)			7.88	3/15/2021
			165,265	(7)	13.06	5/23/2022

Darko Dejanovic			150,240	(7)	13.06	5/23/2022	301,595	(12)	1,480,831	67,099	(13)	329,456
							3,945	(8)	19,370	45,419	(10)	223,007
							10,019	(8)	49,193	90,838	(10)(11)	446,015
							45,419	(9)	223,007
							100,000	(14)	491,000

David Alberga	289,829	(1)(15)			1.96	11/9/2016	17,843	(8)	87,609	59,045	(10)	289,911
	355,650	(1)			1.96	9/6/2017	59,045	(9)	289,911	118,090	(10)(11)	579,822
	100,000	(1)			1.96	2/21/2018
	158,966	(1)			1.96	8/22/2018
	101,026	(1)			1.96	11/20/2018
	20,920	(1)			1.96	1/20/2019
	100,000	(3)			1.96	4/1/2019
	48,980	(4)			1.96	3/5/2020
	310,000	(6)(16)			7.88	3/15/2021
			195,313	(7)	13.06	5/23/2022

Scott Mendel	148,278	(17)			1.96	3/8/2020	8,292	(8)	40,714	36,336	(10)	178,410
	113,464	(18)			4.87	11/18/2020	4,667	(8)	22,915	72,672	(10)(11)	356,820
	100,000	(6)			7.88	3/15/2021	36,336	(9)	178,410
			120,192	(7)	13.06	5/23/2022

Kory Vossoughi	78,825	(1)			1.96	11/9/2016	5,080	(8)	24,943	17,500	(10)	85,925
	18,819	(1)			1.96	2/27/2017	17,500	(9)	85,925	35,000	(10)(11)	171,850
	69,201	(1)			1.96	9/6/2017
	20,030	(1)			1.96	2/21/2008
	28,712	(1)			1.96	8/22/2008
	85,201	(1)			1.96	11/20/2018
	21,982	(1)			1.96	1/20/2019
	27,709	(3)			1.96	4/1/2019
	50,000	(6)			7.88	3/15/2021
	25,000	(19)			7.88	4/14/2021
			40,000	(7)	13.06	5/23/2022

Sheryl Roland (20)	41,666	(6)			7.88	2/28/2013
			6,103	(7)	13.06	2/28/2013

(1)	Each option is fully vested as of December 31, 2012.
(2)	Options transferred to The Landa Family Trust dated May 18, 2007.

(3)	Each option grant began vesting in 48 equal monthly installments beginning on April 1, 2009, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(4)	Each option grant began vesting in 48 equal monthly installments beginning on March 5, 2010, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(5)	28,980 options were transferred to The Landa Family Trust dated May 18, 2007.
(6)	On March 15, 2011, the Compensation Committee approved grant of stock options subject to the approval of stockholders amending the 2002 Plan by increasing the authorized number of shares of common stock available for issuance by 1,100,000 shares of common stock. Stockholder approval to increase the authorized number of shares was received on April 13, 2011. The awards were considered granted from an accounting perspective in April 2011. Each option grant began vesting in 48 equal monthly installments beginning on March 15, 2011, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(7)	The options vest over four years in equal monthly installments; provided however, the options do not become exercisable until the Company’s 15-day moving average stock price meets or exceeds (a) $20.00 within two years from the grant date, (b) $22.50 within three years from the grant date, or (c) $25.00 within four years from the grant date. The options become exercisable upon vesting following a change in control of the Company. Vesting of the options is subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(8)	The restricted stock units vested in full on March 28, 2013.
(9)	The restricted stock units vested twenty-five percent (25%) on May 23, 2013, and vest in equal installments on each of the three anniversaries thereafter, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(10)	The performance-based restricted stock units vest on May 23, 2015 contingent upon the Company’s achievement of corporate objectives for the three year performance period ended December 31, 2014. Achievement of the Company’s objectives relating to revenue and Adjusted EBITDA, a non-GAAP financial measure described in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, will determine the actual number of restricted stock units to vest on such date. A reconciliation of Adjusted EBITDA is also set forth on Annex A to this Amendment.
(11)	The performance-based restricted stock units may be settled in shares of the Company’s common stock or cash at the election of the Compensation Committee based on the Company’s closing stock price on the date of vesting.
(12)	The restricted stock units vested twenty-five percent (25%) on August 29, 2012, and vest in equal installments on each of the three anniversaries thereafter, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(13)	The performance-based restricted stock units are contingent upon achievement of company and individual performance goals. 50% of these performance-based restricted stock units vest on August 29, 2013 and the remaining restricted stock units vest on August 29, 2015 (four years after date of grant) with vesting based 50% on our achievement of annual revenue goals for the prior fiscal year and 50% based on our achievement of the following technology deliverables: datacenter reductions, technology integration and product launches. If a performance milestone is not achieved, the shares associated with that milestone are forfeited.
(14)	The restricted stock units vest twenty-five percent (25%) on September 24, 2013 and in equal installments on each of the three anniversaries thereafter, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(15)	Options transferred to the Alberga/Cernosia Revocable Declaration of Trust dated October 26, 2004.
(16)	297,310 options were transferred to the Alberga/Cernosia Revocable Declaration of Trust dated October 26, 2004.
(17)	Each option granted vested as to 25% of the shares subject to the option on the first anniversary of the grant date (the grant date being March 8, 2010) and 1/48th of the shares subject to the option vest on each monthly anniversary thereafter, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.

(18)	The option vests over four years, with 10,000 options vested on March 8, 2011 and the remaining vesting monthly thereafter, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(19)	Each option grant vests in 48 equal monthly installments beginning on April 14, 2011, subject to acceleration as described under “Potential Payments upon Termination or Change in Control” below.
(20)	Ms. Roland resigned as EVP, Human Resources on November 30, 2012.

Options Exercised and Stock Vested

The following table sets forth certain information regarding exercised stock options during the year ended December 31, 2012 for each of the named executive officers.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Matthew Landa	270,000		3,697,327	—	—
Darko Dejanovic	—		—	100,532	1,112,889
David Alberga	579,132	(3)	7,746,634	—	—
Scott Mendel	52,905		750,066	—	—
Kory Vossoughi	36,000		511,710	—	—
Sheryl Roland	—		—	5,080	27,229

(1)	The aggregate dollar amount realized upon the exercise of the options represents the amount by which the aggregate market price of the shares of our common stock on the date of exercise exceeds the aggregate exercise price of the option.
(2)	The aggregate dollar amount realized upon the vesting of the stock awards represents the fair market value of the shares on the date of vesting.
(3)	Includes an early exercise of unvested stock options, of which 15,944 shares are subject to repurchase by the Company as of December 31, 2012.

Potential Payments upon Termination or Change in Control

Potential Payments Upon Termination

The table below describes the potential payments or benefits to our named executive officers upon termination of employment by us without cause, by the named executive officer for good reason or for death or complete disability, as if each executive’s employment terminated as of December 31, 2012; provided the actual payments and benefits received by Ms. Roland upon her termination of employment with the Company during 2012 are included below. See “Compensation Discussion & Analysis—Employment Arrangements—Retention Agreements” for additional information.

Name	Lump Sum Severance Payment	Health Benefits	Options (Unvested and Accelerated) Vesting (1)	Restricted Stock Units (Unvested and Accelerated) Vesting (1)	Accrued Paid Time Off	Total
Matthew Landa	1,020,000	18,541	78,668	139,955	—	1,257,164
Darko Dejanovic	860,000	13,115	—	740,678	—	1,613,793
David Alberga	1,000,000	18,541	98,335	160,091	—	1,276,967
Scott Mendel	630,000	13,664	185,602	108,231	—	937,497
Kory Vossoughi	372,000	6,025	34,418	46,424	28,695	487,562
Sheryl Roland (2)	—	—	49,582	25,552		75,134

(1)	If a named executive officer is terminated by us without cause, by the executive for good reason or for death or complete disability, the named executive officer’s options and restricted stock units which would have vested within 12 months following such termination vest in full on the date of termination, except with respect to (i) the 2012 Performance RSU’s granted to the named executive officer which vest upon a double trigger change in control event as described under “—Employment Arrangements—Retention Agreements” above, and (ii) Ms. Roland’s equity awards which were accelerated in connection with her resignation from the Company as described in footnote 2 below. The value of the accelerated options is determined by multiplying (i) the difference between $4.91, the closing price of our common stock on December 31, 2012 and the applicable exercise price of each option, by (ii) the number of unvested and accelerated options. The value of the accelerated restricted stock units is calculated based on $4.91, the closing price of our common stock on December 31, 2012.
(2)	On November 30, 2012, Ms. Roland resigned from the Company. In connection with her departure from the Company, Ms. Roland entered into a letter agreement with the Company pursuant to which we agreed to (i) accelerate the vesting of 16,148 of Ms. Roland’s unvested shares of the Company’s common stock which were previously acquired by Ms. Roland upon the early exercise of options, and (ii) accelerate the vesting of 5,080 of Ms. Roland’s unvested restricted stock units. The value of these equity award modifications is reflected above.

Potential Payments Upon Change in Control

The table below describes the potential payments or benefits to our named executive officers upon a change in control of the company, regardless of a termination of employment in connection with such change in control, as if such change in control occurred as of December 31, 2012; provided the actual payments and benefits received by Ms. Roland upon her termination of employment with the Company during 2012 are included below. See “Compensation Discussion & Analysis—Employment Arrangements—Retention Agreements” for additional information.

Name	Lump Sum Severance Payment	Health Benefits	Options (Unvested and Accelerated) Vesting (1)	Restricted Stock Units (Unvested and Accelerated) Vesting (1)	Total
Matthew Landa	—	—	93,421	323,932	417,353
Darko Dejanovic	—	—	—	2,592,858	2,592,858
David Alberga	—	—	116,776	377,520	494,296
Scott Mendel	—	—	232,925	242,038	474,964
Kory Vossoughi	—	—	40,872	110,868	151,740
Sheryl Roland (2)	—	—	49,582	25,552	75,134

(1)	Upon a change in control, each named executive officer’s stock options and restricted stock units vest in full on the date of such change in control, except with respect to (i) the 2012 Performance RSU’s granted to the named executive officer which vest upon a double trigger change in control event as described under “—Employment Arrangements—Retention Agreements” above, and (ii) Ms. Roland’s equity awards which were accelerated in connection with her resignation from the Company as described in footnote 2 below. The value of the accelerated options is determined by multiplying (i) the difference between $4.91, the closing price of our common stock on December 31, 2012 and the applicable exercise price of each option, by (ii) the number of unvested and accelerated options. The value of the accelerated restricted stock units is calculated based on $4.91, the closing price of our common stock on December 31, 2012.
(2)	On November 30, 2012, Ms. Roland resigned from the Company. In connection with her departure from the Company, Ms. Roland entered into a letter agreement with the Company pursuant to which we agreed to (i) accelerate the vesting of 16,148 of Ms. Roland’s unvested shares of the Company’s common stock which were previously acquired by Ms. Roland upon the early exercise of options, and (ii) accelerate the vesting of 5,080 of Ms. Roland’s unvested restricted stock units. The value of these equity award modifications is reflected above.

Potential Payments Upon Termination in connection with a Change in Control

The table below describes the potential payments or benefits to our named executive officers upon termination of employment by us without cause or by the named executive officer for good reason within twelve months following a change in control of the Company, as if such termination of employment following a change in control occurred as of December 31, 2012; provided the actual payments and benefits received by Ms. Roland upon her termination of employment with the Company during 2012 are included below. See “Compensation Discussion & Analysis—Employment Arrangements—Retention Agreements” for additional information.

Name	Lump Sum Severance Payment	Health Benefits	Options (Unvested and Accelerated) Vesting (1)	Restricted Stock Units (Unvested and Accelerated) Vesting (1)(2)	Accrued Paid Time Off	Total
Matthew Landa	1,020,000	18,541	93,421	453,401	—	1,585,363
Darko Dejanovic	860,000	13,115	—	2,710,556	—	3,583,671
David Alberga	1,000,000	18,541	116,776	530,529	—	1,665,846
Scott Mendel	630,000	13,664	232,925	336,199	—	1,212,789
Kory Vossoughi	372,000	6,025	40,872	156,217	28,695	603,809
Sheryl Roland (3)	—	—	49,582	25,552	—	75,134

(1)	Upon a change in control, each named executive officer’s stock options and restricted stock units vest in full on the date of such change in control, except with respect to (i) the 2012 Performance RSU’s which vest as described in footnote 2 below, and (ii) Ms. Roland’s equity awards which were accelerated in connection with her resignation from the Company as described in footnote 3 below. The value of the accelerated options is determined by multiplying (i) the difference between $4.91, the closing price of our common stock on December 31, 2012 and the applicable exercise price of each option, by (ii) the number of unvested and accelerated options. The value of the accelerated restricted stock units is calculated based on $4.91, the closing price of our common stock on December 31, 2012.
(2)	With respect to the 2012 Performance RSUs, such number of 2012 Performance RSUs become fully vested upon the named executive officer’s termination of employment in connection with a change in control in accordance with the following formula: Target amount of 2012 Performance RSUs, multiplied by the quotient of (A) Number of full months elapsed from May 23, 2012 to the date that is one year following the date of such named executive officer’s termination of employment, divided by (B) 36.
(3)	On November 30, 2012, Ms. Roland resigned from the Company. In connection with her departure from the Company, Ms. Roland entered into a letter agreement with the Company pursuant to which we agreed to (i) accelerate the vesting of 16,148 of Ms. Roland’s unvested shares of the Company’s common stock which were previously acquired by Ms. Roland upon the early exercise of options, and (ii) accelerate the vesting of 5,080 of Ms. Roland’s unvested restricted stock units. The value of these equity award modifications is reflected above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2012:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights		Weighted Average Exercise Price of Outstanding Options		Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (1)	10,898,204	(2)	$5.7829	(3)	4,631,109	(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	10,898,204	(2)	$5.7829	(3)	4,631,109	(4)

(1)	Consists of three plans: the Company’s 2002 Stock Option/Stock Issuance Plan, 2011 Equity Incentive Plan and 2011 Employee Stock Purchase Plan.
(2)	Includes approximately 791,632 shares that may be issued upon the satisfaction of performance objectives or other conditions pursuant to restricted stock units granted under the 2011 Equity Incentive Plan.
(3)	Does not include outstanding restricted stock units or performance based restricted stock units.
(4)	Consists of shares available for future issuance under our 2011 Equity Incentive Plan and 2011 Employee Stock Purchase Plan. As of December 31, 2012, an aggregate of 3,240,199 shares of common stock were available for issuance under the 2011 Equity Incentive Plan and 1,390,910 shares of common stock were available for issuance under the 2011 Employee Stock Purchase Plan. The 2011 Equity Incentive Plan contains a provision for an automatic increase in the number of shares available for grant each January until and including January 1, 2021, subject to certain limitations, by a number of shares equal to the least of: (1) 5% of the number of shares of our common stock issued and outstanding on January 1, or (2) a number of shares set by our Board. The 2011 Employee Stock Purchase Plan contains a provision for an automatic increase in the number of shares available for grant each January until and including January 1, 2021, subject to certain limitations, by a number of shares equal to the least of: (1) 1% of the number of shares of our common stock outstanding on that date, or (2) a lesser number of shares determined by our Board.

STOCK OWNERSHIP OF

PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The beneficial ownership information set forth below is as of March 26, 2013, and is based upon publicly available information or information supplied or confirmed by the named individuals. Except as otherwise indicated, the address of each person named in the table below is c/o The Active Network, Inc., 10182 Telesis Court, San Diego, California 92121.

	Number of Shares and Nature of Beneficial Ownership (1)	Percent of Class (1)
Principal Stockholders:
FMR LLC (2)	8,963,297	14.68%
Entities affiliated with ESPN (3)	6,038,806	9.89%
Elicia Acquisition Corp. (4)	4,600,052	7.54%
PRIMECAP Management Company (5)	3,245,871	5.32%

Named Executive Officers and Directors:
David Alberga (6)	1,722,907	2.75%
Matthew Landa (7)	1,510,904	2.43%
Darko Dejanovic (8)	96,801	*
Scott Mendel (9)	393,785	*
Kory Vossoughi (10)	548,380	*
Dennis Triplett (11)	169,522	*
Bruns H. Grayson (12)	2,935,234	4.80%
Stephen L. Green (13)	86,457	*
Thomas N. Clancy (14)	226,935	*
Joseph Levin (15)	62,911	*
Edward Neppl	—	*
All current executive officers and directors as a group (11 persons)	7,753,836	11.93%

*	Represents beneficial ownership of less than 1%.
(1)	Number of shares owned as shown both in this table and the accompanying footnotes and percentage ownership is based on 61,040,279 shares of common stock issued and outstanding on March 26, 2013.
(2)	Based solely upon a Schedule 13G/A filed with the SEC on February 14, 2013 by FMR LLC, on behalf of itself, Fidelity Management & Research Company (a wholly-owned subsidiary of FMR LLC), Fidelity Select Software and Computer Services (one of the investment companies to which Fidelity Management & Research Company acts as investment advisor), and Pyramis Global Advisors Trust Company (an indirect wholly-owned subsidiary of FMR LLC). According to the Schedule 13G/A, of 8,963,297 shares, as of February 14, 2013, 8,901,697 shares were held by Fidelity Management & Research Company (of which, 6,056,597 shares were held by Fidelity Select Software and Computer Services), and 61,600 shares were held by Pyramis Global Advisors Trust Company. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity Management & Research Company and Pyramis Global Advisors Trust Company, each has sole power to dispose of the 8,901,697 shares owned by Fidelity Management & Research Company and the 61,600 shares owned by Pyramis Global Advisors Trust Company, respectively. The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.
(3)	Includes 2,169,696 of the shares held by ESPN Digital Media, Inc. and 3,869,110 of the shares held by Starwave Corporation. Information based on a Schedule 13G/A as filed with the Securities and Exchange Commission on February 14, 2013. ESPN Digital Media, Inc. is a wholly-owned subsidiary of ESPN, Inc. Starwave Corporation is a wholly-owned subsidiary of The Walt Disney Company. ESPN, Inc. is a majority-owned subsidiary of The Walt Disney Company. The address of the entities affiliated with ESPN, Inc. is ESPN Plaza, Bristol, CT 06010.

(4)	Stock ownership is based on company records and information provided by Elicia Acquisition Corp to the company. The address of Elicia Acquisition Corp. is 555 W. 18th St., New York, New York 10011. Elicia Acquisition Corp. is a wholly owned subsidiary of IAC/InterActiveCorp. Voting and dispositive power over the shares resides with the board of directors of IAC/InterActiveCorp. The board of directors of IAC/InterActiveCorp. consists of Gregory R. Blatt, Edgar Bronfman, Jr., Barry Diller, Victor A. Kaufman, Donald R. Keough, Bryan Lourd, Arthur C. Martinez, David S. Rosenblatt, Alexander von Furstenberg, Richard F. Zannino and Michael P. Zeisser.
(5)	Information based on a Schedule 13G as filed with the Securities and Exchange Commission on February 5, 2013. PRIMECAP Management Company serves as an investment advisor with power to direct investments and/or sole power to vote securities owned by various individual and institutional investors. The address of PRIMECAP Management Company is 225 South Lake Ave., #400, Pasadena, CA 91101.
(6)	Includes (i) 184,599 shares of common stock held by The Alberga/Cernosia Revocable Trust dated October 26, 2004 and (ii) 12,755 shares that were issued upon exercise of unvested options and that are subject to a right of repurchase by us, which lapses over the vesting schedule. Also includes options to purchase 1,485,371 shares of common stock currently exercisable or exercisable within 60 days of March 26, 2013 (i) 587,139 of which are held by The Alberga/Cernosia Revocable Trust dated October 26, 2004, of which 148,655 are unvested as of March 26, 2013 and (ii) 930,837 of which are held by Mr. Alberga, of which 20,674 are unvested as of March 26, 2013. Also includes 32,605 restricted stock units which vest within 60 days of March 26, 2013.
(7)	Includes (i) 13,645 shares of common stock held by The Landa Family Trust utd May 18, 2007 and (ii) 12,755 shares that were issued upon exercise of unvested options and that are subject to a right to repurchase by us, which lapses over the vesting schedule. Also includes 1,192,400 options to purchase shares of common stock currently exercisable or exercisable within 60 days of March 26, 2013 (i) 912,400 of which are held by The Landa Family Trust utd May 18, 2007, of which 8,912 are unvested as of March 26, 2013, and (ii) 308,504 of which are held by Mr. Landa, of which 152,755 are unvested as of March 26, 2013. Also includes 28,504 restricted stock units which vest within 60 days of March 26, 2013.
(8)	Includes 71,482 shares of common stock directly owned by Darko Dejanovic as of March 26, 2013 and 25,319 restricted stock units which vest within 60 days of March 26, 2013.
(9)	Includes 10,000 shares of common stock directly owned by Scott Mendel as of March 26, 2013. Also includes 361,742 options to purchase shares of common stock currently exercisable or within 60 days of March 26, 2013, of which 166,167 remain unvested as of March 26, 2013. Also includes 22,043 restricted stock units which vest within 60 days of March 26, 2013.
(10)	Includes 113,446 shares of common stock directly owned by Kory Vossoughi as of March 26, 2013, of which 8,750 were issued upon exercise of unvested options, and are subject to a right to repurchase by us, which lapses over the vesting schedule. Also includes 425,479 options to purchase shares of common stock currently exercisable or exercisable within 60 days of March 26, 2013, of which 38,751 are unvested as March 26, 2013. Also includes 9,455 restricted stock units which vest within 60 days of March 26, 2013.
(11)	Includes 34,970 shares of common stock directly owned by Dennis Triplett as of March 26, 2013, of which 1,563 were issued upon exercise of unvested options, and are subject to a right to repurchase by us, which lapses over the vesting schedule. Also includes 125,635 options to purchase shares of common stock currently exercisable or exercisable within 60 days of March 26, 2013, of which 61,251 are unvested as March 26, 2013. Also includes 8,917 restricted stock units which vest within 60 days of March 26, 2013.
(12)

Includes 2,643,935 shares held by entities affiliated with ABS Ventures. The address of the entities affiliated with ABS Ventures is 950 Winter Street, Suite 2600, Waltham, MA 02451. Shares beneficially owned consist of 1,570,939 shares of common stock held by ABS Ventures IX, L.P., 72,996 shares of common stock held by ABS Ventures IT, L.P, and 1,000,000 shares of common stock held by ABS Ventures VI, L.L.C. ABS Ventures VI, L.P. is the sole member of ABS Ventures VI, L.L.C. Calvert Capital IV LLC is the general partner of ABS Ventures VI, L.P. Calvert Capital V LLC is the general partner of ABS Ventures IX, L.P. Calvert Capital VI LLC is the general partner of ABS Ventures IT, L.P. Calvert Capital Management Company is the sole member of Calvert Capital VI LLC. Bruns Grayson, the managing member of Calvert Capital IV LLC and Calvert Capital V LLC, has voting and dispositive power with respect to the shares held by ABS Ventures IX, L.P. and ABS Ventures VI L.L.C. R. William Burgess,

Jr. is also a managing member of Calvert Capital V LLC and shares voting and dispositive power with respect to the securities held by ABS Ventures IX, L.P. Mr. Grayson is the President of Calvert Capital Management Company and Mr. Burgess is its Vice President and together they share voting and dispositive power with respect to the shares held by ABS Ventures IT, L.P. Also includes 158,575 shares of common stock directly owned by Mr. Grayson, 69,813 shares of common stock owned by The Bruns Grayson 2012 Family Trust and options to purchase 62,911 shares of common stock currently exercisable or exercisable within 60 days of March 26, 2013, of which 15,333 are unvested as of March 26, 2013.
(13)	Includes 23,546 shares of common stock held directly by Stephen Green as of March 26, 2013 and options to purchase 62,911 shares of common stock currently exercisable or exercisable within 60 days of March 26, 2013, of which 15,333 are unvested as of March 26, 2013.
(14)	Includes (i) 85,000 shares of common stock held directly by Tom Clancy as of March 26, 2013, of which 6,875 were issued upon exercise of unvested options and are subject to a right of repurchase by us, which lapses over the vesting schedule, and (ii) 79,024 shares held by TAO Venture Partners, LLC. Also includes options to purchase 62,911 shares of common stock currently exercisable or exercisable within 60 days of March 26, 2013, of which 15,333 are unvested as of March 26, 2013. Tom Clancy is the managing member of TAO Venture Partners, LLC and has voting and dispositive power with respect to the shares. Mr. Clancy disclaims beneficial ownership except to the extent of his pecuniary interest therein. The address of TAO Venture Partners, LLC is c/o Tom Clancy, 3023 Lloyd St., San Diego, California 92117.
(15)	Includes options to purchase 62,911 shares of common stock currently exercisable or exercisable within 60 days of March 26, 2013, of which 15,333 are unvested as of March 26, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 2012, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described in “Compensation Discussion and Analysis” and “Executive Compensation” and the transactions set forth below. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties.

Transactions with the USTA

In August 2006, we entered into a Master Services Agreement and certain other related agreements with the United States Tennis Association, or USTA, as amended in December 2010. Scott Schultz, a former member of our Board of Directors, is the managing director for recreational tennis at the USTA, and Edward Neppl, a current member of our Board of Directors, is the Chief Financial Officer of the USTA. Pursuant to the terms of these agreements, the USTA purchases certain software services from us. For the year ended December 31, 2012, revenue from USTA and its affiliates was approximately $5.1 million.

Transactions with ESPN and Disney

Entities affiliated with ESPN hold in the aggregate more than 5% of our common stock. ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). We have entered into an online registration services agreement with Disney to provide online advertising. We recorded revenues from Disney of approximately $1.4 million for the year ended December 31, 2012.

Employee Relationships

David Landa, the brother of Matthew Landa, our Chief Executive Officer, serves as our Senior Director, Strategic Business Development. David Landa earned $111,904 in base salary in 2012 and his target bonus for fiscal 2012 was $25,875. Mr. Landa also received 5,578 restricted stock units as part of his compensation in 2012.

Indemnification Agreement

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Other Agreements with Management

We have entered into employment offer letters and retention and change in control agreements with certain of our executive officers, which contain vesting acceleration or severance benefits upon termination of employment or a change in control. See “Compensation Discussion & Analysis—Employment Arrangements—Retention and Change in Control Agreements” for a description of these agreements. Please see “Stock Ownership of Principal Stockholders and Management” for a description of the option and stock holdings of our directors and executive officers.

Policy for Approval of Related Party Transactions

Our Audit Committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our Board of Directors determines may be considered related parties, has or will have a direct or indirect material interest. If advanced approval is not feasible, the Audit Committee has the authority to ratify a related party transaction at the next Audit Committee meeting. For purposes of our Audit Committee charter, a material interest is deemed to be any consideration received by such a party in excess of $120,000 per year.

In reviewing and approving such transactions, the Audit Committee shall obtain, or shall direct our management to obtain on its behalf, all information that our committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by our committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of our committee. This approval authority may also be delegated to the chairman of the Audit Committee in respect of any transaction in which the expected amount is less than $500,000. No related party transaction may be entered into prior to the completion of these procedures.

The Audit Committee or its chairman, as the case may be, shall approve only those related party transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as our committee or the chairman determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the material terms of the transaction, the nature of the related party’s interest in the transaction, the significance of the transaction to the related party and the nature of our relationship with the related party, the significance of the transaction to us, and whether the transaction would be likely to impair (or create an appearance of impairing) the judgment of a director or executive officer to act in our best interest. No member of the Audit Committee may participate in any review, consideration or approval of any related party transaction with respect to which the member or any of his or her immediate family members is the related party, except that such member of the Audit Committee will be required to provide all material information concerning the related party transaction to the Audit Committee.

Director Independence

The Board has established categorical standards to assist it in making its determination of director independence. As embodied in our Corporate Governance Guidelines, using standards that the Board has adopted to assist it in assessing independence and in accordance with applicable SEC rules and the listing standards of the NYSE, the Board defines an “independent director” to be a director who:

•

is not and has not been during the last three years an employee of, and whose immediate family member is not and has not been during the last three years an executive officer of, the Company (provided, however, that, in accordance with NYSE listing standards, service as an interim executive officer, by itself, does not disqualify a director from being considered independent under this test following the conclusion of that service);

•

has not received, and whose immediate family member has not received other than for service as an employee (who is not an executive officer), more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), in any 12-month period during the last three years (provided however, that, in accordance with NYSE listing standards, compensation received by a director for former service as an interim executive officer need not be considered in determining independence under this test);

•

(a) is not a current partner or employee of a firm that is our internal or external auditor; (b) does not have an immediate family member who is a current partner of our internal or external auditor; and (c) is not and was not during the last three years, and whose immediate family member is not and was not during the last three years, a partner or employee of our internal or external auditor who personally worked on our audit within that time;

•

is not and has not been during the last three years employed, and whose immediate family member is not and has not been during the last three years employed, as an executive officer of another company during a time when any of our present executive officers serve on that other company’s Compensation Committee;

•

is not, and whose immediate family member is not, serving as a paid consultant or advisor to the Company or to any of our executive officers, or a party to a personal services contract with the Company or with any of our executive officers;

•

is not a current employee of, and whose immediate family member is not a current executive officer of, a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues;

•

is not, and whose immediate family member is not, an executive officer of a non-profit or other tax-exempt organization to which we have made contributions during the past three years that, in any single fiscal year, exceeded the greater of $1 million or 2% of the organization’s consolidated gross revenues (amounts that we contribute under matching gift programs are not included in the contributions calculated for purposes of this standard); and

•	has no other material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

The Board assesses on a regular basis, and at least annually, the independence of our directors and, based on the recommendation of the Nominating and Corporate Governance Committee, makes a determination as to which directors are independent. References to “us,” “we” or “the Company” above would include any subsidiary in a consolidated group with The Active Network, Inc. The terms “immediate family member” and “executive officer” above are expected to have the same meaning specified for such terms in the NYSE listing standards.

The Board has determined that the following directors, comprising all of our non-employee directors, are independent under the listing standards of the NYSE and our Corporate Governance Guidelines: Messrs. Clancy, Grayson, Green, Levin and Neppl, representing five of our seven directors. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table represents aggregate fees for professional audit services rendered by Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by Ernst & Young LLP:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees (1)	$1,509,848	$2,131,303
Audit-Related Fees (2)	258,615	295,162
Tax Fees (3)	318,170	288,566
Other Fees (4)	$9,455	—

Total	$2,096,088	$2,715,031

(1)	Audit fees consist of fees billed for the audit of our consolidated annual financial statements, the reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, SEC and other regulatory filings, and accounting consultations. The 2011 audit fees include $1,206,042 of fees billed in connection with our initial public offering in May 2011.
(2)	Audit-related fees consist of fees for other audit-related professional services provided by Ernst & Young LLP. Fees include services associated with acquisition due diligence, service auditor report under SSAE 16, and accounting consultations not qualifying under audit fees.
(3)	Tax fees consist of fees for professional services rendered by Ernst & Young for tax compliance, international tax planning and tax advice.
(4)	All other fees consists of fees not included in the Audit, Audit-related or Tax categories and includes fees for services to review human resources compliance matters and amounts billed for annual subscription to Ernst and Young LLP’s online resource library.

Policy Regarding Pre-Approval of Services Provided by the Independent Auditor

The Audit Committee has established an Audit and Non-Audit Services Compliance Policy (the “Policy”) requiring pre-approval of all audit and permissible non-audit services performed by the independent auditor to monitor the auditor’s independence from the Company. The Policy provides for the annual pre-approval of specific types of services pursuant to policies and procedures adopted by the Audit Committee, and gives detailed guidance to management as to the specific services that are eligible for such annual pre-approval.

The Policy requires the specific pre-approval of all other permitted services. For both types of pre-approval, the Audit Committee considers whether the provision of a non-audit service is consistent with the SEC’s rules on auditor independence. Additionally, the Audit Committee considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. Also, unless a service is a pre-approved service set forth in the Policy and within the established guidelines, it will require approval by the Audit Committee in order for it to be provided by the independent auditor. In its review, the Audit Committee will also consider the relationship between fees for audit and non-audit services in deciding whether to pre-approve such services.

As provided under the Sarbanes-Oxley Act of 2002 and the SEC’s rules, the Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee to address certain requests for pre-approval of services for up to $250,000, and the Chair must report his or her pre-approval decisions to the Audit Committee at its next regular meeting. The Policy is designed to help ensure that there is no delegation by the Audit Committee of authority or responsibility for pre-approval decisions to management. The Audit Committee monitors compliance by requiring management to report to the Audit Committee on a regular basis regarding the pre-approved services rendered by the independent auditor. Management has also implemented internal procedures to promote compliance with the Policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents were previously filed as part of this Annual Report on Form 10-K on February 27, 2013:

1. Financial Statements. Please see the Index to the Consolidated Financial Statements, which appears on page F-1 of the Annual Report on Form 10-K filed with the SEC on February 27, 2013. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to the Consolidated Financial Statements, which appear beginning on page F-2 of the Annual Report on Form 10-K filed with the SEC on February 27, 2013, are incorporated by reference into Item 8 of the Annual Report on Form 10-K.

2. Financial Statement Schedules. Schedule II-Valuation Accounts. All other financial statement schedules were previously omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits. See Item 15(b) below. Each management contract and compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Active Network, Inc.

Date: April 29, 2013	By:	/s/ Matthew Landa
Matthew Landa
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MATTHEW LANDA Matthew Landa	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2013

/s/ SCOTT MENDEL Scott Mendel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2013

* David Alberga	Chairman of the Board and Executive Chairman	April 29, 2013

* Thomas N. Clancy	Director	April 29, 2013

* Bruns H. Grayson	Director	April 29, 2013

* Stephen L. Green	Director	April 29, 2013

* Joseph Levin	Director	April 29, 2013

* Edward Neppl	Director	April 29, 2013

*By:	/s/ Scott Mendel
Scott Mendel Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger, dated December 30, 2012, by and among The Active Network, Inc., Active Acquisition Corporation, StarCite, Inc. and Internet Capital Group Operations, Inc., as securityholders’ agent (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2012, File No. 001-35187).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.2 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.4 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Form S-1, filed with the SEC on May 10, 2011, File No. 333-172254).

4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated as of August 22, 2008, by and among the Registrant and Stockholders named therein (incorporated by reference from Exhibit 4.2 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.3	Amendment No. 1 to the Tenth Amended and Restated Investors’ Rights Agreement, dated as of April 25, 2011, by and among the Registrant and the stockholders as listed on Schedule A (incorporated by reference from Exhibit 4.3 to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

4.4	Form of Warrant Assumption Agreement issued by the Registrant to each of the investors set forth on Schedule A (incorporated by reference from Exhibit 4.4 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.5	Form of Warrant issued by the Registrant to each of the investors set forth on Schedule A (incorporated by reference from Exhibit 4.5 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.6	Note Purchase Agreement, dated September 29, 2009, by and among the Registrant and the investors set forth on Schedule A (incorporated by reference from Exhibit 4.6 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

4.7	Form of Convertible Promissory Note issued by the Registrant to each of the investors set forth on the Schedule of Lenders thereto (incorporated by reference from Exhibit 4.7 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.1A	Seaview Corporate Center Office Lease, dated November 11, 2006, by and between Seaview PFG, LLC and the Registrant (incorporated by reference from Exhibit 10.2 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.1B	First Amendment to Lease (Seaview Corporate Center), dated October 31, 2010, by and between AG/POP Seaview Corporate, L.P. and the Registrant (incorporated by reference from Exhibit 10.3 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.1C	Second Amendment to Lease (Seaview Corporate Center), dated March 31, 2011, by and between AG/POP Seaview Corporate, L.P. and the Registrant (incorporated by reference from Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012, File No. 001-35187).

10.1D	Third Amendment to Seaview Corporate Center Office Lease, dated May 11, 2012, by and between John Hancock Life Insurance Company (U.S.A.) (a wholly owned subsidiary of Manulife Financial Corporation), a Michigan Corporation, and the registrant (incorporated by reference from Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012, File No. 001-35187).

Exhibit Number	Exhibit Description
10.2A	Indenture of Lease, dated September 13, 1999, by and between HOOPP Realty Inc. and The Active Network, Ltd. (incorporated by reference from Exhibit 10.4 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.2B	Lease Expansion and Extension and Amending Agreement, dated June 25, 2004, by and between Newvest Realty Corporation and The Active Network, Ltd. (incorporated by reference from Exhibit 10.5 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.2C	Lease Expansion and Amending Agreement, dated November 10, 2005, by and between Newvest Realty Corporation and The Active Network, Ltd. (incorporated by reference from Exhibit 10.6 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.2D	Lease Expansion and Amending Agreement, dated September 29, 2006, by and between Newvest Realty Corporation and The Active Network, Ltd. (incorporated by reference from Exhibit 10.7 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.2E	Lease Expansion, Extension and Amending Agreement, dated July 25, 2008, by and between Newvest Realty Corporation and The Active Network, Ltd. (incorporated by reference from Exhibit 10.8 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.3A	Office Lease, dated February 6, 2007, by and between the Registrant and Allegany Research Properties, LLC (incorporated by reference from Exhibit 10.9 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.3B	First Lease Modification, dated August 17, 2007, by and between the Registrant and Allegany Research Properties, LLC (incorporated by reference from Exhibit 10.3B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.3C	Second Lease Modification, dated November 21, 1007, by and between Allegany Research Properties, LLC and the Registrant (incorporated by reference from Exhibit 10.3C to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.3D	Third Lease Modification, dated February 1, 2008, by and between Allegany Research Properties, LLC and the Registrant (incorporated by reference from Exhibit 10.3D to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.4A	Office Lease Agreement, dated September 24, 1999, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.11 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.4B	First Amendment to Office Lease Agreement, dated April 28, 2005, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.12 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.4C	Second Amendment to Office Lease Agreement, dated June 29, 2005, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.13 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.4D	Third Amendment to Office Lease Agreement, dated January 10, 2007, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.14 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description

10.4E	Fourth Amendment to Office Lease Agreement, dated March 25, 2008, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.15 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.4F	Fifth Amendment to Office Lease Agreement, dated February 11, 2011, by and between Donelson Corporate Centre, L.P. and Automated License Systems, Inc. (incorporated by reference from Exhibit 10.4F to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

10.5A	Lease Agreement, dated September 19, 2008, by and between Wells REIT—Las Colinas Corporate Center II, L.P. and Fellowship Technologies, L.P. (incorporated by reference from Exhibit 10.5A to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.5B	Consent to Assignment, dated February 3, 2011 between Wells REIT—Las Colinas Corporate Center II, L.P., Fellowship Technologies, L.P. and Registrant (incorporated by reference from Exhibit 10.5B to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.6A	Loan and Security Agreement, dated October 30, 2008, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6B	Consent and First Amendment to Loan and Security Agreement, dated September 29, 2009, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6C	Second Amendment to Loan and Security Agreement, dated October 29, 2009, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5C to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6D	Third Amendment to Loan and Security Agreement, dated November 30, 2009, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5D to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6E	Fourth Amendment to Loan and Security Agreement, dated January 26, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5E to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6F	Fifth Amendment and Waiver to Loan and Security Agreement, March 31, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5F to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6G	Sixth Amendment to Loan and Security Agreement, dated April 21, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5G to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6H	Seventh Amendment to Loan and Security Agreement, dated May 27, 2010 by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5H to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6I	Eighth Amendment to Loan and Security Agreement, dated July 15, 2010, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.5I to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.6J	Ninth Amendment to Loan and Security Agreement, dated May 17, 2011, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.6J to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

Exhibit Number	Exhibit Description
10.6K	Tenth Amendment to Loan and Security Agreement, dated July 26, 2011, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.6K to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

10.6L	Eleventh Amendment to Loan and Security Agreement, dated August 15, 2011, by and between Square 1 Bank and Registrant (incorporated by reference from Exhibit 10.6L to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, File No. 001-35187).

10.7A	Loan and Security Agreement, dated March 22, 2007, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7B	First Amendment to Loan and Security Agreement, dated June 6, 2007, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7C	Second Amendment to Loan and Security Agreement, dated December 18, 2007, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6C to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7D	Consent and Third Amendment to Loan and Security Agreement, dated October 30, 2008, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6D to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7E	Fourth Amendment to Loan and Security Agreement, dated April 14, 2009, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6E to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7F	Consent and Fifth Amendment to Loan and Security Agreement, dated September 29, 2009, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6F to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7G	Sixth Amendment to Loan and Security Agreement, dated April 28, 2010, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6G to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.7H	Seventh Amendment to Loan and Security Agreement, dated December 20, 2010, by and among Registrant, Escalate Capital I, L.P. and Gold Hill Venture Lending 03, LP (incorporated by reference from Exhibit 10.6H to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.8	Business Loan Agreement, dated November 3, 2008, by and between Automated License Systems, Inc. and Pinnacle National Bank (incorporated by reference from Exhibit 10.7 to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.9#	2002 Stock Option/Stock Issuance Plan, as amended (incorporated by reference from Exhibit 10.9 to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.10#	Form of Stock Option Agreement under 2002 Stock Option/Stock Issuance Plan, as amended (incorporated by reference from Exhibit 10.10 to the Registrant’s Form S-1, filed with the SEC on May 10, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description
10.11#	Addendum to Stock Option Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.27 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.12#	Form of Stock Purchase Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.28 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.13#	Addendum to Stock Purchase Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.29 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.14#	Form of Stock Issuance Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.30 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.15#	Addendum to Stock Issuance Agreement under 2002 Stock Option/Stock Issuance Plan (incorporated by reference from Exhibit 10.31 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.16#	2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.16 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.17#	Form of Stock Option Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.17 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.18#	Form of Restricted Stock Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.18 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.19#	Form of Restricted Stock Unit Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.19 to the Registrant’s Form S-1, filed with the SEC on May 5, 2011, File No. 333-172254).

10.20#	2011 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 12, 2011, File No. 001-35187).

10.21A#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and David Alberga (incorporated by reference from Exhibit 10.21A to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21B#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Matthew Landa (incorporated by reference from Exhibit 10.21B to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21C#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Scott Mendel (incorporated by reference from Exhibit 10.21C to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21D#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Jon Belmonte (incorporated by reference from Exhibit 10.21D to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21E#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Kourosh Vossoughi (incorporated by reference from Exhibit 10.21E to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21F#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Matthew Ehrlichman (incorporated by reference from Exhibit 10.21F to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description
10.21G#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Sheryl Roland (incorporated by reference from Exhibit 10.21G to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21H#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Thomas Clancy (incorporated by reference from Exhibit 10.21H to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21I#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Bruns H. Grayson (incorporated by reference from Exhibit 10.21I to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21J#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Stephen L. Green (incorporated by reference from Exhibit 10.21J to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21K#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Joseph Levin (incorporated by reference from Exhibit 10.21K to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21L#	Indemnification Agreement, dated May 17, 2011, by and between the Registrant and Scott Schultz (incorporated by reference from Exhibit 10.21L to the Registrant’s Form S-1, filed with the SEC on May 20, 2011, File No. 333-172254).

10.21M#	Indemnification Agreement, dated January 19, 2012, by and between the Registrant and Darko Dejanovic (incorporated by reference from Exhibit 10.21M to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.21N#	Indemnification Agreement, dated January 9, 2012, by and between the Registrant and Kevin Biggs (incorporated by reference from Exhibit 10.21N to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.21O#	Indemnification Agreement, dated February 5, 2013, by and between the Registrant and Edward Neppl (incorporated by reference from Exhibit 10.21O to the Registrant’s Current Report on Form 8-K filed with the SEC on February 7, 2013, File No. 001-35187).

10.22A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and David Alberga (incorporated by reference from Exhibit 10.20A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.22B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and David Alberga (incorporated by reference from Exhibit 10.20B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.23A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and Jon Belmonte (incorporated by reference from Exhibit 10.21A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.23B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and Jon Belmonte (incorporated by reference from Exhibit 10.21B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.24A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and Matthew Landa (incorporated by reference from Exhibit 10.22A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.24B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and Matthew Landa (incorporated by reference from Exhibit 10.22B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

Exhibit Number	Exhibit Description
10.25A#	Retention Agreement, dated August 17, 2005, by and between the Registrant and Kourosh Vossoughi (incorporated by reference from Exhibit 10.23A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.25B#	Amendment to Retention Agreement, dated December 22, 2008, by and between the Registrant and Kourosh Vossoughi (incorporated by reference from Exhibit 10.23B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.26A#	Retention Agreement, dated March 8, 2010, by and between the Registrant and Scott Mendel (incorporated by reference from Exhibit 10.24A to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.26B#	Amendment to Retention Agreement, dated March 8, 2010, by and between the Registrant and Scott Mendel (incorporated by reference from Exhibit 10.24B to the Registrant’s Form S-1, filed with the SEC on April 11, 2011, File No. 333-172254).

10.27#	Employment Offer Letter, dated January 5, 2010, by and between Registrant and Scott Mendel (incorporated by reference from Exhibit 10.39 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.28#	Employment Offer Letter, dated March 1, 2007, by and between Registrant and Matthew Ehrlichman, as amended (incorporated by reference from Exhibit 10.40 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.29#	Employment Offer Letter, dated December 4, 2007, by and between Registrant and Sheryl D. Roland (incorporated by reference from Exhibit 10.41 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.30#	Change in Control Agreement, dated July 15, 2010, by and between the Registrant and Sheryl Roland (incorporated by reference from Exhibit 10.42 to the Registrant’s Form S-1, filed with the SEC on February 14, 2011, File No. 333-172254).

10.31#	Form of Performance Based Restricted Stock Unit Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, File No. 001-35187).

10.32#	Transition Services Agreement, dated November 14, 2011, Jon Belmonte and the Registrant (incorporated by reference from Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 14, 2011, File No. 001-35187).

10.33	Credit Agreement, dated as of December 16, 2011, by and among the Registrant, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager (incorporated by reference from Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2011, File No. 001-35187).

10.34	Security Agreement, dated as of December 16, 2011, by and among the Registrant, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2011, File No. 001-35187).

10.35	Pledge Agreement, dated as of December 16, 2011, by and among the Registrant, as Borrower and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.35 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2011, File No. 001-35187).

Exhibit Number	Exhibit Description
10.36#	Employment Offer Letter, dated May 4, 2011, by and between Registrant and Darko Dejanovic, as amended (incorporated by reference from Exhibit 10.36 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.37#	Retention Agreement, dated April 29, 2011, by and between the Registrant and Darko Dejanovic (incorporated by reference from Exhibit 10.37 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.38	Office Lease, dated March 30, 2010, between 1600 Market Street Property Trust and StarCite, Inc. (incorporated by reference from Exhibit 10.38 to the Registrant’s Form S-1, filed with the SEC on January 20, 2012, File No. 333-179115).

10.39#	Form of Performance Based Exercisability Option Agreement under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.39 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 30, 2012, File No. 001-35187).

10.40	First Amendment to Credit Agreement, dated as of July 2, 2012, by and among the Registrant, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities LLC, as Joint Lead Arrangers and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Book Manager (incorporated by reference from Exhibit 10.40 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 001-35187).

10.41#	Form of The Executive Nonqualified “Excess” Plan Adoption Agreement, by The Active Network, Inc. (incorporated by reference from Exhibit 10.41 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2012, File No. 001-35187).

10.42#	Form of The Executive Nonqualified Excess Plan Document (incorporated by reference from Exhibit 10.42 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2012, File No. 001-35187).

10.43	2012 Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 8, 2012, File No. 001-35187).

10.44#	Form of Amended and Restated Change in Control Agreement by and between Sheryl Roland and Registrant (incorporated by reference from Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 2, 2012, File No. 001-35187).

10.45#	Form of Performance Based Restricted Stock Unit Notice under the 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 2, 2012, File No. 001-35187).

10.46#	Form of Performance Based Exercisability Option Notice under the 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 2, 2012, File No. 001-35187).

10.47#	Letter Agreement, dated November 26, 2012, by and between the Registrant and Sheryl Roland (incorporated by reference from Exhibit 10.47 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 26, 2012, File No. 001-35187).

10.48#	Amendment No. 2 to the Retention Agreement, dated December 20, 2012, by and between Registrant and Darko Dejanovic (incorporated by reference from Exhibit 10.48 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 24, 2012, File No. 001-35187).

Exhibit Number	Exhibit Description

10.49#	Form of Market Stock Units Agreement and Related Notice of Grant of Market Stock Units under 2011 Equity Incentive Award Plan (incorporated by reference from Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, File No. 001-35187).

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, File No. 001-35187).

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm (incorporated by reference from Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, File No. 001-35187).

24.1	Power of Attorney (included on Signature Page to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, File No. 001-35187).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Matthew Landa (incorporated by reference from Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, File No. 001-35187).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Scott Mendel (incorporated by reference from Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, File No. 001-35187).

31.3*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Matthew Landa.

31.4*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Scott Mendel.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Matthew Landa (incorporated by reference from Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, File No. 001-35187).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Scott Mendel (incorporated by reference from Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2013, File No. 001-35187).

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Confidential Treatment Request.
**	Previously furnished with the Annual Report on Form 10-K filed with the SEC on February 27, 2013, which is being amended hereby.

ANNEX A

ADJUSTED EBITDA RECONCILIATION(1)

	Year Ended December 31,
	2012	2011	2010
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	$(43,026)	$(15,327)	$(27,272)
Interest expense, net	577	2,771	5,288
Provision (benefit) for income taxes	3,980	(4,074)	1,924
Depreciation and amortization	61,315	44,857	40,287
Stock-based compensation	16,728	7,795	5,348
Other expense (income), net	(1,157)	14	(455)

Adjusted EBITDA	$38,417	$36,036	$25,120

(1)	Our use of Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our financial results as reported under GAAP. See the Company’s 2012 Annual Report on Form 10-K for further information regarding use of Adjusted EBITDA.

A-1