Form 10-Q
period 2013-03-31
ACTIVE NETWORK INC
filed 2013-05-03
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

As of April 29, 2013, the registrant had 61,389,649 shares of Common Stock ($0.001 par value) outstanding.

The Active Network, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,039	$58,493
Restricted cash	422	1,145
Registrations receivable	44,750	16,260
Accounts receivable, net	42,863	51,363
Inventories	4,298	4,809
Prepaid expenses and other current assets	11,084	8,922

Total current assets	210,456	140,992
Property and equipment, net	40,082	41,236
Software development costs, net	50,636	51,151
Goodwill	243,189	243,716
Intangible assets, net	56,974	62,806
Other long-term assets	2,508	2,569

Total assets	$603,845	$542,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,997	$8,174
Registration fees payable	124,254	61,272
Accrued expenses	43,581	38,865
Deferred revenue	74,815	66,846
Capital lease obligations, current portion	2,670	2,774
Other current liabilities	3,961	4,373

Total current liabilities	255,278	182,304
Capital lease obligations, net of current portion	1,805	2,462
Other long-term liabilities	5,864	6,192
Deferred tax liability	19,945	19,065

Total liabilities	282,892	210,023
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value—authorized, 100,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value—authorized, 1,000,000; issued, 63,134 and 62,670; outstanding, 61,358 and 60,894	62	62
Treasury stock (at cost, 1,776 shares)	(11,959)	(11,959)
Additional paid-in capital	657,981	653,694
Accumulated other comprehensive income	8,381	8,934
Accumulated deficit	(333,512)	(318,284)

Total stockholders’ equity	320,953	332,447

Total liabilities and stockholders’ equity	$603,845	$542,470

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Revenue:
Technology revenue	$94,990	$84,120
Marketing services revenue	11,021	10,318

Total net revenue	106,011	94,438
Cost of net revenue:
Cost of technology revenue	49,046	45,655
Cost of marketing services revenue	1,191	1,316

Total cost of net revenue	50,237	46,971

Gross profit	55,774	47,467
Operating expenses:
Sales and marketing	26,826	25,024
Research and development	21,176	21,209
General and administrative	16,508	16,544
Amortization of intangibles	4,454	5,692

Total operating expenses	68,964	68,469

Loss from operations	(13,190)	(21,002)
Interest income	15	25
Interest expense	(182)	(151)
Other income (expense), net	(553)	1,401

Loss before provision for income taxes	(13,910)	(19,727)
Provision for income taxes	1,318	611

Net loss attributable to common stockholders	$(15,228)	$(20,338)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.25)	$(0.36)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	60,764	56,982

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(15,228)	$(20,338)
Other comprehensive income (loss):
Foreign currency translation	(553)	886

Total other comprehensive income (loss)	(553)	886

Comprehensive loss	$(15,781)	$(19,452)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(15,228)	$(20,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,744	7,819
Amortization of intangible assets	5,655	7,157
Stock-based compensation expense	3,926	3,029
Allowance for doubtful accounts, net of write-offs	(151)	(55)
Deferred tax liability	898	640
Amortization of acquisition-related costs	(285)	(301)
Gain on contingent consideration	—	(1,086)
Change in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	723	—
Registrations receivable	(28,490)	(23,609)
Accounts receivable	8,525	5,090
Inventories	511	(1,418)
Prepaid expenses and other assets	(2,118)	(995)
Accounts payable	(2,141)	(493)
Registration fees payable	62,982	37,769
Accrued expenses	7,942	3,145
Deferred revenue	8,114	11,319
Other liabilities	(390)	802

Net cash provided by operating activities	60,217	28,475
Investing activities
Purchases of property and equipment	(6,130)	(5,849)
Capitalized software development	(5,388)	(5,285)
Cash paid for acquisitions, net of cash acquired	—	(38,037)

Net cash used in investing activities	(11,518)	(49,171)
Financing activities
Proceeds from issuance of common stock	296	3,722
Payments on capital lease obligations	(760)	(1,561)
Payments of employee tax withholdings from equity transaction	(22)	—
Proceeds from long-term debt	—	10,000
Repayment of long-term debt	—	(5,000)

Net cash provided by (used in) financing activities	(486)	7,161
Effect of exchange rates on cash	333	(150)

Net increase (decrease) in cash and cash equivalents	48,546	(13,685)
Cash and cash equivalents at beginning of period	58,493	108,699

Cash and cash equivalents at end of period	$107,039	$95,014

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$153	$97

Cash paid during the period for taxes	$106	$149

Supplemental disclosures of noncash financing and investing activities
Fixed asset purchases included in accounts payable	$603	$1,812

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2013 and 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are unaudited. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the three months ended March 31, 2013 and 2012 are unaudited. The unaudited condensed consolidated interim financial statements and notes hereto have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial condition, results of operations and comprehensive loss, and cash flows for the three months ended March 31, 2013 and 2012; however, they do not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for fiscal 2013 or for any other interim period or for any other future year. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

3. Recent Accounting Pronouncements

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard became effective for the Company beginning in the first quarter of fiscal 2013, and its adoption did not have any impact on the Company’s consolidated financial statements.

4. Business Combination

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

The estimated fair values of assets acquired and liabilities assumed for the StarCite acquisition, are as follows (in thousands):

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis were insignificant at March 31, 2013 and December 31, 2012.

The Company did not have any transfers in or out of Level 1 or Level 2 during the three months ended March 31, 2013.

6. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, by category is as follows (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$43,702	$52,353
Less: Allowance for doubtful accounts	(839)	(990)

Accounts receivable, net	$42,863	$51,363

Allowances for doubtful accounts are established based on various factors including individual accounts receivable over a specific aging, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.

7. Property and Equipment

Property and equipment by category is as follows (in thousands):

	March 31, 2013	December 31, 2012
Computer and software	$83,347	$80,521
Furniture and fixtures	10,304	10,307
Leasehold improvements	6,534	6,485

Property and equipment	100,185	97,313
Less: Accumulated depreciation	(60,103)	(56,077)

Property and equipment, net	$40,082	$41,236

Depreciation expense was $4.1 million and $3.8 million for the three months ended March 31, 2013 and 2012, respectively.

Included in fixed assets are $14.5 million of equipment under capital leases at March 31, 2013 and December 31, 2012. Accumulated amortization of assets under capital leases totaled $8.5 million and $7.9 million at March 31, 2013 and December 31, 2012, respectively.

8. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	March 31, 2013	December 31, 2012
Software development costs	$94,276	$89,221
Less: Accumulated amortization	(43,640)	(38,070)

Software development costs, net	$50,636	$51,151

Amortization expense was $5.7 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively.

9. Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2013 is as follows (in thousands):

	Technology	Marketing Services	Total
Balance at December 31, 2012	$230,998	$12,718	$243,716
Effect of exchange rate changes	(527)	—	(527)

Balance at March 31, 2013	$230,471	$12,718	$243,189

The Company performs its goodwill impairment test annually in its fourth fiscal quarter, and more frequently if indicators of impairment are present. During the first quarter of 2013, due to the decline in the Company’s market capitalization, the Company considered whether circumstances indicated that there is an other than temporary impairment in goodwill. The Company does not believe that an event or change in circumstance had occurred that would more likely than not reduce the fair market value of any reporting unit below its carrying amount and therefore an interim impairment analysis was not triggered.

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

Certain of the Company’s intangible assets were recorded in foreign currencies and both the gross carrying amounts and accumulated amortization are subject to foreign exchange adjustments. The carrying values of amortized intangible assets are as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$24,521	$(15,085)	$9,436	$24,800	$(14,124)	$10,676
Non-compete agreements	2,098	(1,007)	1,091	2,098	(832)	1,266
Customer relationships	44,132	(12,862)	31,270	44,132	(11,256)	32,876
Trade names	13,251	(4,495)	8,756	13,385	(4,113)	9,272
Customer contracts	28,782	(22,361)	6,421	46,888	(38,172)	8,716

Intangible assets	$112,784	$(55,810)	$56,974	$131,303	$(68,497)	$62,806

Amortization of intellectual property is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the classification of amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of technology revenue	$1,187	$1,348
Cost of marketing services revenue	14	117
Operating expenses	4,454	5,692

Total amortization of acquired intangible assets	$5,655	$7,157

11. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation	$20,302	$14,569
Sales and other foreign taxes	6,787	6,065
Accrued penalties (Note 13)	1,504	1,507
Accrued rebates	3,892	4,234
Other accrued expenses	11,096	12,490

Accrued expenses	$43,581	$38,865

As of March 31, 2013, accrued compensation was comprised of accrued salaries and accrued personal time off of $13.3 million, accrued bonuses of $4.0 million, accrued self-insurance of $1.2 million, accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $1.4 million, amounts payable for 401K contributions of $0.3 million and amounts payable under the Deferred Compensation plan of less than $0.1 million. As of December 31, 2012, accrued compensation was primarily comprised of accrued salaries and accrued personal time off of $9.1 million, accrued bonuses of $3.1 million, accrued self-insurance of $1.2 million, accumulated employee deductions for stock purchase under the Company’s Employee Stock Purchase Plan of $1.1 million, and amounts payable for 401K contributions of less than $0.1 million.

12. Long-Term Debt

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

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 1.78% and 1.81% as of March 31, 2013 and December 31, 2012, respectively.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the secured Credit Facility. As of March 31, 2013 and December 31, 2012, the Company was in compliance with all specified financial covenants and ratios.

The Company had no amount outstanding under the Credit Facility as of March 31, 2013 and December 31, 2012. Amounts available under the Credit Facility were $94.9 million and $93.9 million as of March 31, 2013 and December 31, 2012, respectively, net of $5.1 million and $6.1 million in outstanding letters of credit, respectively.

13. Commitments and Contingencies

Operating Leases

The Company leases its office and datacenter facilities under non-cancelable leases that expire at various times through 2021. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $3.5 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively.

Guarantees

The Company enters into arrangements with third-party customers to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of March 31, 2013 and December 31, 2012, the Company had guarantees of $5.1 million and $7.2 million, respectively.

Self-Insured Health Plan

The Company is generally self-insured for losses and liabilities related to health benefits. The Company’s self-insurance accruals are based on estimates, and while the Company believes that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided. The Company’s accrued health benefits liability was $1.2 million at March 31, 2013 and December 31, 2012, respectively.

Sales and Use Tax

The Company accrues for sales and use taxes in certain states. The Company estimates a potential liability in states where it had not previously remitted these taxes. The Company has established a reserve for estimated claims from states where sales and use tax had not been remitted of $5.6 million and $5.1 million at March 31, 2013 and December 31, 2012, respectively.

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

Penalty Accruals

The Company maintains a liability of $1.5 million at March 31, 2013 and December 31, 2012, as a result of the potential exposure for penalties from its customers for various technical disruptions.

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

Monster Litigation

On December 16, 2011, Monster Worldwide, Inc. (“Monster”) filed a complaint in the United States District Court for the Southern District of New York against a former Monster employee and current Active executive (the “Active Executive”). The complaint asserted various claims contending that the Active Executive violated the non-solicitation terms in certain of the Active Executive’s agreements with Monster by soliciting and hiring two former technology employees of Monster who are current employees of the Company.

On February 7, 2012, Monster filed an amended complaint to add additional allegations, and on June 7, 2012, Monster filed a second amended complaint to add allegations and claims against (1) Active; and (2) a second former Monster employee and current Active employee. The claims against this employee were similar to the claims alleged in the original complaint against the Active Executive and arose from alleged violations of this second employee’s non-solicitation agreement with Monster claiming the second employee solicited for hire a third former employee of Monster that is a current employee of the Company. The Company was added as a defendant to the complaint resulting from allegations by Monster that it interfered with the non-solicitation agreements by hiring the three former employees of Monster. Additionally, the second amended complaint included a new claim for breach of fiduciary duty against the Active Executive.

On February 27, 2013, the parties entered into a settlement and general release agreement, releasing all claims against Active and its employees in exchange for a cash settlement of $1.0 million. The Company’s insurer paid $0.8 million of the total settlement. As a result, the Company recorded the net settlement expense of $0.2 million in general and administrative expenses.

15. Stock-Based Compensation

The Company’s stock-based compensation is comprised of stock options, stock options with market conditions (“Market Stock Options”), restricted stock units with service conditions (“RSUs”), restricted stock units with market conditions (“MSUs”), and performance-based restricted stock units (“PRSUs” or “Performance RSUs”) which are issued under our 2002 and/or 2011 equity incentive plan, as well as common stock issued under the Employee Stock Purchase Plan (“ESPP”).

Stock Options

The Company granted no stock options during the three months ended March 31, 2013. Stock option activity for the three months ended March 31, 2013 is as follows:

Stock Options	Number of Shares Underlying Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	8,369,021	$5.78
Granted	—	—
Exercised	(145,444)	2.03
Cancelled or expired	(287,695)	11.73

Outstanding at March 31, 2013	7,935,882	$5.64

There are 701,010 Market Stock Options outstanding as of March 31, 2013.

The fair value of stock options granted that contain only a service condition as a requirement for vesting, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Volatility	—	51.8-52.7%
Expected dividend yield	—	—
Risk-free rate	—	0.8-1.1%
Expected term (in years)	—	5.0

The fair value of Market Stock Options was estimated on the date of grant using the Monte Carlo Simulation valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices, with the following assumptions: contractual life of six years; expected volatility of 47% and risk free interest rate of 0.74%. These options vest over four years and are exercisable if specified stock prices are achieved.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options is approximately $12.4 million as of March 31, 2013 and is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

RSU and PRSU activity for the three months ended March 31, 2013 is as follows:

RSUs and PRSUs	Number of RSUs	Weighted- Average Grant Date Fair Value of RSUs	Number of PRSUs	Weighted- Average Grant Date Fair Value of PRSUs
Unvested at December 31, 2012	1,786,301	$13.97	742,882	$12.14
Granted	487,500	5.60	—	—
Released	(323,963)	17.04	—	—
Cancelled or expired	(44,747)	12.15	—	—

Unvested at March 31, 2013	1,905,091	$11.60	742,882	$12.14

The fair value of RSUs and PRSUs is based on the stock price on the date of grant. The RSUs vest over a four year period following the date of grant. The PRSUs vest over a two to four year period following the date of grant, subject to achievement of performance objectives and the participant’s continued service through the applicable vesting dates.

The number of PRSUs granted in the table above represents the maximum number of awards that could ultimately be issued if certain Company financial targets, as defined under the agreements, are achieved. The shares, if any, will be issued on a one-for-one basis following the end of the applicable performance and service periods. 450,522 PRSUs can be settled in cash or shares at the election of the Company. Compensation cost associated with the PRSUs is recognized when the performance metrics are determined to be probable of achievement over the requisite service periods.

At March 31, 2013, the remaining unrecognized compensation cost, adjusted for estimated forfeitures, related to RSUs is $19.8 million and is expected to be recognized over a weighted-average period of 2.9 years. The remaining unrecognized compensation cost associated with the maximum number of PRSUs that could ultimately be issued of $8.5 million is expected to be recognized if and when the performance conditions are estimated to be probable of achievement over the remaining service period.

Market Stock Units

MSU activity for the three months ended March 31, 2013 is as follows:

MSUs	Number of MSUs	Weighted- Average Grant Date Fair Value of MSUs
Unvested at December 31, 2012	—	$—
Granted	280,000	5.60
Released	—	—
Cancelled or expired	(30,000)	5.61

Unvested at March 31, 2013	250,000	$5.60

The fair value of MSUs is measured using the Monte Carlo simulation model which estimates the potential outcome of reaching the market condition based on simulated future stock prices and is recognized over the requisite service period. The MSUs vest over a three to four year period following the date of grant, subject to achievement of market performance objectives and the participant’s continued service through the applicable vesting dates.

At March 31, 2013, the remaining unrecognized compensation cost, adjusted for estimated forfeitures, related to MSUs is $1.7 million and is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

The Company issued no shares during the three months ended March 31, 2013 under the Company’s 2011 Employee Stock Purchase Plan (“2011 ESPP”). As of December 31, 2012, 244,947 shares were issued with a weighted average fair value of $7.80.

The fair value of each purchase option under the 2011 ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions:

Year ended December 31,
2012
Volatility	43.1-44.5%
Expected dividend yield	—
Risk-free rate	0.1-0.2%
Expected term (in years)	0.5

As of March 31, 2013, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2011 ESPP was less than $0.1 million, which is expected to be recognized over a weighted-average period of less than six months.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$165	$60
Sales and marketing	750	696
Research and development	599	452
General and administrative	2,412	1,821

Total stock-based compensation	$3,926	$3,029

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$1,469	$2,168
Restricted stock	2,257	655
PRSUs	(21)	36
MSUs	118	—
ESPP	103	170

Total stock-based compensation	$3,926	$3,029

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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net loss per share:
Net loss attributable to common stockholders	$(15,228)	$(20,338)

Weighted-average common shares outstanding:
Basic and diluted	60,764	56,982

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.25)	$(0.36)

Potentially dilutive securities not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock and common stock subject to repurchase	7,643,709	11,168,550
Restricted stock	2,202,881	697,012
Employee stock purchase plan shares	172,466	72,996
Market stock units	169,417	—
Common stock warrants	—	634

	10,188,473	11,939,162

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

Summarized information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenue by segment:
Technology	$94,990	$84,120
Marketing services	11,021	10,318

Total net revenue	$106,011	$94,438

	Three Months Ended March 31,
	2013	2012
Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$16,314	$6,052
Marketing services	1,406	2,309

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	17,720	8,361
Depreciation and amortization	(15,399)	(14,976)
Stock-based compensation expense	(3,926)	(3,029)
Unallocated corporate costs	(11,585)	(11,358)

Loss from operations	$(13,190)	$(21,002)

The Company allocates its net revenue to geographic regions based on the customer’s location. The following tables set forth net revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenue:
North America	$102,764	$91,222
Europe and other	3,247	3,216

Total net revenue	$106,011	$94,438

	March 31, 2013	December 31, 2012
Assets:
North America	$598,083	$537,220
Europe and other	5,762	5,250

Total assets	$603,845	$542,470

Long-lived assets:
North America	$391,556	$399,647
Europe and other	1,833	1,831

Total long-lived assets	$393,389	$401,478

18. Income Taxes

The effective tax rate of (9.5)% for the three months ended March 31, 2013 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the increase in the valuation allowance and discrete items recorded in the period.

The Company has uncertain tax positions of $1.5 million and $1.3 million as of March 31, 2013 and December 31, 2012, respectively. The increase in the uncertain tax position principally relates to the denial of amortization deductions and withholding taxes asserted in connection with the examination of one of the Company’s foreign subsidiaries. The Company’s policy for recording interest and penalties on uncertain tax positions is to record such items as a component of income tax expense. Accrued interest and penalties of $0 million were recorded at March 31, 2013 and December 31, 2012, respectively.

The Company reduces the deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Similarly, state deferred tax liabilities in excess of state deferred tax assets are not available to ensure the realization of federal deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess of deferred tax liabilities for the periods presented. As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, the Company has established a valuation allowance against its domestic deferred tax assets. A valuation allowance has not been recorded against the Company’s foreign deferred tax assets as there are sufficient future taxable temporary differences in foreign jurisdictions to assure the realization of foreign deferred tax assets. Deferred tax assets of $0.7 million are included in prepaid expenses and other current assets on the balance sheet at March 31, 2013 and December 31, 2012.

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

19. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company recorded net revenues from ESPN and its affiliates of less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online services agreement with Disney to provide registration and advertising. The Company recorded net revenues from Disney of $0.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the United States Tennis Association (“USTA”) as amended in December 2010. A former member of the Company’s Board of Directors is the managing director for recreational tennis at the USTA and a current member is the CFO. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. Net revenue from the USTA and its affiliates was approximately $1.4 million for the three months ended March 31, 2013 and 2012.

20. Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions $0.3 million for the three months ended March 31, 2013 and 2012.

Deferred Compensation Plan

In July 2012, the Company approved an unfunded, non-qualified Deferred Compensation Plan for certain employees. Under the Deferred Compensation Plan, participants may elect to defer up to 80% of their base salaries and up to 100% of performance-based compensation and commissions. The Company may also, at its discretion, match a portion of the employee contributions up to a defined maximum for each deferral election as prescribed in the Deferred Compensation Plan. The Company contributions vest annually over a four year period, subject to the employee’s continued service with the Company. The Company’s liability for the deferred compensation plan totaled less than $0.1 million as of March 31, 2013 and December 31, 2012, respectively, and is included in other liabilities in the consolidated balance sheets. Beginning in the first quarter of March 31, 2013, participant contributions are invested in Company-owned life insurance policies, which had a cash surrender value of less than $0.1 million and is included in prepaids and other current assets in the consolidated balance sheet at March 31, 2013.

21. Subsequent Events

On May 1, 2013, the Company announced that Matthew Landa resigned from his position as Chief Executive Officer of the Company effective April 30, 2013. Mr. Landa will remain a member of the Board of Directors through the Company’s Annual Meeting of Stockholders in 2013.

On May 1, 2013, the Company announced that David Alberga resigned from his position as Executive Chairman of the Company and Chairman of the Board of Directors of the Company effective April 30, 2013. Mr. Alberga will remain a member of the Board of Directors through the Company’s Annual Meeting of Stockholders in 2014.

In connection with their separations, Mr. Landa and Mr. Alberga are entitled to certain termination benefits including a severance payment equal to twelve months of their base salaries, prorated annual target bonus payments, health coverage for twelve months from the date of termination, acceleration of certain unvested stock-based awards and an extension to exercise vested stock-based awards.

On May 1, 2013, the Company announced the appointment of Jon Belmonte as Interim Chief Executive Officer of the Company effective April 30, 2013. In connection with Mr. Belmonte’s appointment as Interim Chief Executive Officer, the Company entered into an eight month employment agreement (the “Agreement”) with Mr. Belmonte. Under the terms of the Agreement, Mr. Belmonte will receive a monthly salary of $30,000 and was granted 100,000 stock options to purchase the Company’s common stock and issued 134,000 restricted stock units. The fair value of these equity awards is approximately $0.8 million and will be recorded to stock-based compensation expense over an eight month period beginning on May 1, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

We power a broad range of activities, such as reserving a campsite or tee time, signing up for a marathon or sports league, purchasing a fishing or hunting license, or participating in a community event or corporate conference. From the introduction of our platform in 1999, we have experienced significant growth and in 2012, we had over 55,000 customer organizations that drove approximately 89.9 million annual consumer registrations. Based on the results of a 2010 online survey we commissioned through Survey.com, we believe the organizations we target produce or organize activities and events for the majority of U.S. households. Our proprietary technology platform, ActiveWorks, provides cloud computing applications that reduce the cost and complexity of managing, organizing and promoting these activities and events.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium-sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the three months ended March 31, 2013, we generated revenue of $106.0 million, as compared to $94.4 million in the three months ended March 31, 2012, an increase of 12%.

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

Technology Revenue. Our technology revenue was 90% of our total revenue for the three months ended March 31, 2013. Of our technology revenue recognized during the three months ended March 31, 2013, 74% related to registration revenue and 26% related to licensed software, maintenance, hosting, and implementation revenue. During the three months ended March 31, 2013, we processed over 18.1 million consumer registrations.

Our technology fee is a percentage of the total registration amount that is paid by a participant at the time the participant registers. Participants typically use a credit card to register for an activity either online or offline, and in the case of some of our large contracts, by using a call center. Upon registration, the consumer is charged for the total event registration fee, including the technology fee, and the funds are remitted to bank accounts that we control. We record revenue for our technology fee and we remit the remaining funds to the organizer. The organizer has the option of absorbing our technology fee and presenting a total event registration fee to the participant, or adding the technology fee as a separate line item in the event registration fee. Pricing for our cloud offerings is based on a portion of the total dollars processed for a registration and typically has a fixed and variable component. A number of our offerings also include a fee for setup, support or hosting. Our technology platform serves the entire spectrum of organizations, from large to small. Our standard contract for our registration customers is three years. In some cases, we pre-purchase registrations and we retain the funds received upon registration. Approximately 3% of our total revenue represents pre-purchased registrations and the technology revenue associated with these registrations represents the sales price to the participant, in addition to the technology fee. The technology fee and the revenue from pre-purchased registrations represent net registration revenue, since they are the direct result of participant registrations.

Licensed software, maintenance, hosting and implementation revenue was 26% of our technology revenue for the quarter ended March 31, 2013. In previous acquisitions, we acquired licensed software products which include licensed software, maintenance and services. As the market has become more receptive, we have begun transitioning these customers to our solutions. We anticipate that our licensed software, maintenance and services revenue will continue to decline as a percentage of our overall business. In the future, we anticipate sales in our technology segment will be primarily driven by technology fees from our cloud offerings.

Marketing Services Revenue. Our marketing services revenue was 10% of our total revenue for the quarter ended March 31, 2013. The marketing services segment works to provide the organizations within our technology segment and their participants with marketing solutions, online communities, membership programs and hosted websites. We group these sales as online services, field marketing and commerce. Online services include online advertising, email marketing and targeted newsletter promotions. We provide field marketing services including event promotions and sponsorships. Our commerce revenue consists of membership programs, training programs and websites. Contracts within our marketing services segment vary in length but are generally less than one year. We obtain customers through direct sales, inside sales and self-setup.

Seasonality. Our total revenue experiences seasonality with the three months ended June 30 and September 30 having the higher revenues. This seasonality is mainly due to trends in net registration revenue, as many of our largest customers experience peak business activity during the warmer months of the year.

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

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited) (In thousands, except per registration data)
Net registration revenue (1)	$70,545	$63,519	11%
Registrations	18,138	18,223	0%
Net registration revenue per registration	$3.89	$3.49	11%

(1)	Includes revenue of $2.6 million and $0.5 million, related to pre-purchased registration with associated technology fees of $0.2 million and less than $0.1 million during the three months ended March 31, 2013, and 2012, respectively.

Registrations decreased less than 0.1 million, or less than 1%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily due to lower registrations related to hunting and fishing licenses which we believe was due to shifts in weather with unfavorable weather in the 2013 period compared to favorable weather in the 2012 period as well as the expiration of a state contract. This was partially offset by higher registrations in our sports customer group related to strong performance from certain large multi-event organizations, and an increase in registrations from our parks and recreation customers. The average revenue per registration increased 12% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was mainly due to a shift from our hunting and fishing transactions which have a lower revenue per registration to our business solutions customer group, communities and sports customer groups. The increase in revenue per registration was also partially due to an increase in net registration revenue related to pre-purchased registrations in our sports customer group.

Mobile Devices. During the three months ended March 31, 2013 and 2012, we do not believe a significant number of our registrations were made on a mobile or tablet device. We anticipate that revenue attributable to mobile usage will increase in future years due to users increasingly accessing the Internet through mobile devices.

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

We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short—and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the payment of bonuses to our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the three month periods ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (in thousands)
Reconciliation of Adjusted EBITDA to Net loss:
Net loss	$(15,228)	$(20,338)
Interest expense, net	167	126
Provision for income taxes	1,318	611
Depreciation and amortization	15,399	14,976
Stock-based compensation	3,926	3,029
Other (income) expense, net	553	(1,401)

Adjusted EBITDA	$6,135	$(2,997)

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

As of March 31, 2013, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented and those results as a percentage of our revenue. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (in thousands)
Net revenue:
Technology revenue	$94,990	$84,120
Marketing services revenue	11,021	10,318

Total net revenue	106,011	94,438
Cost of net revenue:
Cost of technology revenue	49,046	45,655
Cost of marketing services revenue	1,191	1,316

Cost of net revenue	50,237	46,971

Gross profit	55,774	47,467
Operating expenses:
Sales and marketing	26,826	25,024
Research and development	21,176	21,209
General and administrative	16,508	16,544
Amortization of intangibles	4,454	5,692

Total operating expenses	68,964	68,469

Loss from operations	(13,190)	(21,002)
Interest income	15	25
Interest expense	(182)	(151)
Other income (expense), net	(553)	1,401

Loss before provision for income taxes	(13,910)	(19,727)
Provision for income taxes	1,318	611

Net loss attributable to common stockholders	$(15,228)	$(20,338)

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands)
Net Revenue	100%	100%
Cost of net revenue	47	50
Gross profit	53	50
Operating expenses:
Sales and marketing	25	26
Research and development	20	22
General and administrative	16	18
Amortization of intangibles	4	6

Total operating expenses	65	73
Loss from operations	(12)	(22)
Interest income	—	—
Interest expense	—	—
Other (expense) income, net	(1)	1

Loss before provision for income taxes	(13)	(21)
Provision for income taxes	1	1

Net loss	(14%)	(22%)

Three months ended March 31, 2013 and 2012

Net Revenue

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited) (In thousands)
Net revenue:
Technology revenue	$94,990	$84,120	13%
Marketing services revenue	11,021	10,318	7%

Net revenue	$106,011	$94,438	12%

Total revenue increased $11.6 million, or 12%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as discussed below.

Technology revenue. Net registration revenue increased $7.0 million or 11% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was driven by higher revenue in our business solutions, communities and sports customer groups, as well as an increase in net registration revenue related to pre-purchased registrations in our sports customer group. Software revenue increased $3.8 million or 19% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, due to an increase in revenue from business solutions, ski attractions and from our faith offerings. In total, technology revenue increased $10.9 million or 13% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Marketing services revenue. Revenue increased $0.7 million, or 7% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Revenue related to our membership programs, wellness programs, and promotions programs increased and was partially offset by a decline in revenue from our field marketing programs.

Costs and Expenses

Employee related expenses. Headcount and its related expenses make up a significant portion of our total expenses. We define employee related expenses as salaries, fringe benefits, facilities costs, employee travel, commissions, bonuses, stock-based compensation and other employee expenses.

Cost of Net Revenue

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited) (In thousands)
Cost of net revenue	$50,237	$46,971	7%
Headcount (at period end)	1,416	1,595	(11%)

Cost of net revenue increased $3.3 million or 7% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Employee related costs decreased $1.3 million or 7% for the three months ended March 31, 2013 related mainly to an 11% decrease in headcount, which was primarily related to decline in seasonal and other call center employees due to efficiencies in operations as well as a reduction in relocation costs we had in 2012 which did not reoccur in 2013. Depreciation of fixed assets and amortization of intangibles and software that was capitalized in earlier periods increased $1.8 million for the three months ended March 31, 2013. Inventory costs also increased $1.7 million resulting from increased pre-purchased registrations in our sports customer group, and credit card processing fees increased $1.5 million or 13% related to growth in registration revenue.

Sales and Marketing

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited) (In thousands)
Sales and marketing	$26,826	$25,024	7%
Headcount (at period end)	667	608	10%

Sales and marketing expense increased $1.8 million or 7% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was primarily due to higher employee related expenses of $2.0 million or 9%, related to a 10% increase in headcount as we invested in our sales and marketing staff to support future revenue growth. The employee related costs included higher commissions and salaries expenses, as well as costs for a sales team meeting held in January. Software expenses increased $0.2 million related to our licensing of CRM software, and this was partially offset by lower contractor expenses of $0.3 million mainly related to costs for the implementation of our CRM software in 2012, with these costs not reoccurring in 2013.

Research and Development

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited) (In thousands)
Research and development	$21,176	$21,209	0%
Headcount (at period end)	1,020	1,045	(2%)

Research and development expense decreased less than $0.1 million or less than 1% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Employee related expenses increased $0.8 million, as average salary increased slightly while headcount declined 2% compared to the prior year. Contractor costs declined $0.7 million as we completed certain implementations, mainly related to our outdoors customer group.

General and Administrative

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited) (In thousands)
General and administrative	$16,508	$16,544	0%
Headcount (at period end)	349	310	13%

General and administrative expense decreased less than $0.1 million or less than 1% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Employee related expenses increased $0.6 million or 4% with higher salaries resulting from an increase in headcount, and higher stock based compensation expenses, partially offset by other employee related costs including a lower accrual for employee bonuses based on a change in our bonus plans. Contractors’ expenses declined $0.4 million related to lower accounting fees for audit costs, and software costs were $0.2 million lower.

Amortization of Intangibles

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited) (In thousands)
Amortization of intangibles	$4,454	$5,692	(22%)

Amortization of intangibles decreased $1.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was due to a decline in amortization expense as a result of certain intangibles being fully amortized.

Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited) (In thousands)
Interest income	$15	$25	(40%)
Interest expense	(182)	(151)	21%
Other income (expense), net	(553)	1,401	(139%)

Interest and other income (expense), net	$(720)	$1,275	(156%)

Interest income decreased by less than $0.1 million or (40%) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to a decrease in exchange rates on our foreign currency cash accounts.

Interest expense increased by less than $0.1 million or 21%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to an increase in loan fee amortization offset by a decrease in interest paid on capital leases.

Other income (expense), net was $0.5 million expense for the three months ended March 31, 2013 and is primarily related to losses on foreign exchange due to the fluctuation in the exchange rate. Other income (expense), net was $1.4 million income for the three months ended March 31, 2012 and included a gain resulting from the change in the fair value of contingent consideration related to an acquisition of $1.1 million, which settled in the second quarter of 2012 as well as gains on foreign exchange due to the fluctuation in the exchange rate.

Income Taxes

	Three Months Ended March 31,
	2013	2012	% Change
	(Unaudited) (In thousands)
Provision for income taxes	$1,318	$611	116%

Provision for income taxes increased $0.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The provision for each period is primarily the result of increases in our deferred tax liabilities from the amortization of tax deductible goodwill. In addition, during the three months ended March 31, 2013, we recorded an additional expense of $0.2 million related to uncertain tax positions principally related to the denial of amortization deductions and withholding taxes asserted in connection with a tax audit examination of one of the Company’s foreign subsidiaries.

The effective tax rate of (9.5)% for the three months ended March 31, 2013 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the increase in the valuation allowance and discrete items recorded in the period.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	60,217	28,475
Net cash used in investing activities	(11,518)	(49,171)
Net cash provided by financing activities	(486)	7,161
Effect of exchange rates on cash	(333)	(150)

Net increase (decrease) in cash and cash equivalents	48,546	(13,685)

As of March 31, 2013, we had cash and cash equivalents of $107.0 million and restricted cash of $0.4 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and non-interest and interest bearing accounts. Restricted cash consists of cash restricted from withdrawal. We believe that our existing cash and cash equivalents together with cash flows from our operating activities and cash available under our Credit Facility will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the three months ended March 31, 2013, cash provided by operating activities was $60.2 million, taking into account a net loss of $15.2 million, plus $9.7 million in depreciation and amortization of property and equipment, $5.7 million in amortization of intangibles, $3.9 million in stock-based compensation, $0.9 million increase in deferred tax liability, and $55.7 million net increase from the change in operating assets and liabilities, offset by $0.4 million in other items. Net change in operating assets and liabilities included a $63.0 million increase in registration fees payable due to increased registrations related to growth in the business and seasonality as well as a large payable for one of our outdoors state customers, a $28.5 million increase in registrations receivable resulting from an increase in registrations due to growth in the business and seasonality, a $7.9 million increase in accrued expenses, and a $8.1 million increase in deferred revenue resulting from growth in the business, offset by a $8.5 million decrease in accounts receivable, and $3.4 million from a net decrease in accounts payable, inventories, and other items.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $11.5 million, resulting primarily from $6.1 million cash used for capital expenditures and $5.4 million for capitalized software development costs to support the increase in headcount.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 was $0.5 million, resulting primarily from $0.3 million cash received from the exercise of stock options, offset by $0.8 million for payments on capital lease obligations.

In December 2011, we entered into a five-year, senior secured revolving credit facility, with certain institutional lenders, for an initial aggregate principal amount of $50 million. On July 2, 2012, we amended the Credit Agreement to, among other things, add J.P. Morgan Securities LLC, as a Joint Lead Arranger. The Credit Agreement, as amended, provides for a five-year, senior secured revolving credit facility in an initial aggregate principal amount of $100.0 million (the “Credit Facility”). The Credit Facility includes a $25.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swing line loans, which will be available on a same-day basis. The credit amendment also contains an “accordion” feature which allows us, subject to certain terms and conditions, to increase the lending commitments by up to $50.0 million.

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

Under the Credit Facility, we are required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of our tangible and intangible assets are considered collateral security under the secured Credit Facility. As of March 31, 2013, we were in compliance with all specified financial covenants and ratios.

Payment of the amounts owed under the Credit Facility may be accelerated, and the lenders’ commitments under the Credit Agreement may be terminated, upon an “event of default,” as defined in the Credit Agreement, such as failure to pay amounts owed when due, breach of a covenant, material inaccuracy of a representation or occurrence of bankruptcy, subject in some cases to cure periods.

At December 31, 2011 outstanding swing line loans were $5.0 million. In January 2012, we fully repaid the $5.0 million swing line loan and immediately borrowed $10.0 million under the revolving Credit Facility, which was fully repaid in August 2012. As of March 31, 2013 and 2012, we had $0 and $10 million, respectively, outstanding under the Credit Facility and we had $94.9 million available under the Credit Facility as of March 31, 2013, net of $5.1 million in outstanding letters of credit.

Letters of Credit

At March 31, 2013 and 2012, we had no amounts and $1.4 million, respectively, of cash restricted from withdrawal and held by banks as collateral for letters of credit.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any off balance sheet arrangements.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, operating leases, capital leases and purchase obligations. As of March 31, 2013, there have been no significant changes to our contractual obligations from the information provided in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

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

On December 16, 2011, we entered into a Credit Agreement, as amended on July 2, 2012, that provides for a credit facility bearing interest at floating rates based upon either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. Our exposure to market risk for changes in interest rates relates primarily to the floating interest rate. Accordingly, interest rate increases would increase our interest expense on outstanding credit facility balances. As of March 31, 2013, no amount was drawn under the credit facility. Based on a sensitivity analysis, an increase of 1% in the floating interest rate would increase our borrowing costs by less than $0.1 million for each $1.0 million of borrowings under the credit facility, assuming such borrowings were outstanding for the entire quarter, or a maximum of $0.7 million if we utilized our entire line of credit.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, performed an evaluation of any change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is likely to materially affect, our internal controls over financial reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on February 26, 2013, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related To Our Business

We have a history of significant net losses, and we may not be able to achieve or maintain consistent profitability on an annual basis.

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $15.2 for the three months ended March 31, 2013, $43.0 million for the year ended December 31, 2012, $15.3 million for the year ended December 31, 2011, and $27.3 million for the year ended December 31, 2010. At March 31, 2013, we had an accumulated deficit of approximately $334 million. We anticipate our operating expenses will continue to increase during the next few years as we complete the transition of our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. If our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve or maintain consistent profitability.

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

Our revenue has grown rapidly over the past few years, increasing to $418.9 million in 2012 from $337.4 million in 2011 and $279.6 million in 2010, representing a compound annual growth rate over this period of 22.4%. We may not be able to sustain this level of growth in future periods, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Further, a portion of our revenue growth in each year resulted from acquisitions. We may not complete acquisitions in the future that increase our revenue at the same rate as in prior periods. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete the acquisitions we do identify. If we are unable to maintain an adequate rate of growth, our business will be adversely affected and we may not achieve or maintain profitability.

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

Our technology systems rely on computer hardware and communications systems located either in our facilities or at third-party facilities, including our main web-hosting facilities in Las Vegas, Nevada, Ashburn, Virginia, Toronto, Ontario, and Kelowna, British Columbia. We do not control the operation of the third-party facilities and must rely on third parties to provide the physical security, facilities management and communications infrastructure services to ensure the reliable and consistent delivery of our solutions to our customers. Our web-hosting technology systems located at our facilities and at third-party facilities are vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar unforeseen events. Despite any precautions we may take, the occurrence of a natural disaster or other unexpected problems at one of our facilities or the facilities operated by third parties who house our equipment could result in lengthy interruptions in our services.

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

We acquired the state hunting and fishing business of Automated License Systems and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. As of March 31, 2013, we had approximately 55 state or provincial customers in North America that are utilizing our technology for registration and management services related to hunting, fishing, and campgrounds. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

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

On April 30, 2013, we announced that our Board of Directors had appointed Jon Belmonte as our Interim Chief Executive Officer, and had initiated an executive search process to identify a permanent Chief Executive Officer. Our business and prospects depends on our ability to identify and retain a permanent Chief Executive Officer who can assist us in improving our operations and executing on our business plan. Our performance also depends on our ability to retain and motivate our existing executive officers and key employees, including Mr. Belmonte, Darko Dejanovic, our President, and Scott Mendel, our Chief Financial Officer. We do not have long-term employment agreements with any of our executive officers or other key personnel. In addition, we do not maintain key-man insurance on these individuals. The failure to identify and retain a permanent Chief Executive Officer or the loss of the services of any of our executive officers or other key employee for any reason could harm our business.

We also announced on April 30, 2013 that our then-serving Chief Executive Officer and our then-serving Executive Chairman separated from our Company. We had previously entered into Retention Agreements with these executives that provide them with certain rights upon their separation from the Company, including potential severance payments and accelerated vesting of equity awards. We intend to enter into formal agreements with these former executives regarding the terms of their separation from the Company. We cannot assure you that we will be able to enter into agreements with these executives on acceptable terms, or at all, or the impact any such agreements may have on our financial results.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of March 31, 2013, we have been granted six patents by the United States Patent and Trademark Office and have five patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

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

In December 2011, we entered into a Credit Agreement (the “Credit Agreement”), which was subsequently amended in July 2012, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and J.P Morgan Securities LLC (upon the amendment of the Credit Agreement), as Joint Lead Arrangers, MLPFS as Sole Book Manager, and the lenders from time to time party thereto. We must comply with various covenants under our Credit Agreement that limit our ability to, among other things:

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

We review our goodwill, intangible and long-lived assets for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, a decline in the market price of our common stock, reduced estimates of future cash flows or disruptions to our business could indicate that goodwill, intangible or long-lived assets might be impaired. If, in any period, our stock price decreases to the point where our market capitalization is less than our book value, this could also indicate a potential impairment and we may be required to record an impairment charge in that period. For example, during the first quarter of 2013, we experienced a decline in the Company’s market capitalization resulting in the market capitalization being below its book equity value. We considered whether the decline in the stock price was an indicator of goodwill impairment and concluded that no event or change in circumstance had occurred that would more likely than not reduce the fair market value of any reporting unit below its carrying amount and therefore an interim impairment analysis was not triggered. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. Changes in the our estimates, such as forecasted cash flows and discount rates, would affect the estimated fair value of the reporting units which could result in a material goodwill impairment charge, particularly in the technology reporting unit, as the fair value of the Company’s technology reporting exceeded its respective carrying value by a narrower margin than the marketing reporting unit. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis results in impairment to our goodwill, intangibles or long-lived assets, we would be required to record a non-cash charge to earnings in our financial statements during a period in which such impairment is determined to exist. Any of these factors could have a negative impact on our operating results.

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

As of March 31, 2013, our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially owned approximately 35% of our outstanding common stock, including restricted stock units awards vested and stock options exercisable within 60 days after March 31, 2013. We are not aware of any stockholder or voting agreements or understandings between or among our current directors, officers or beneficial holders of 10% or more of our outstanding common stock. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

Our existing sources of cash and cash flows may not be sufficient to fund all of our activities. While we believe we have sufficient capital available through our credit facility and cash flow from operations to conduct our plan of business for at least the next 12 months, we may need to raise additional funds following such time, and such funds may not be available on reasonable terms, or at all. Further, if we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our applications, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2013	—	—	—	—
February 1 - 28, 2013	—	—	—	—
March 1 - 31, 2013	5,305	$4.19	—	—

(1)	Through our stock incentive plans, 5,305 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock for the quarter ended March 31, 2013.

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

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through March 31, 2013, we have used the net proceeds of the offering for repayment of debt, funding for our recent acquisitions and for general corporate purposes, including expenditures for financing our growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures. We invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company intends to hold its Annual Meeting of Stockholders on Friday, June 21, 2013, at 9:00  a.m., Pacific Time, via live webcast.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Active Network, Inc.

Date: May 3, 2013	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of The Active Network, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.