Form 10-Q
period 2013-06-30
ACTIVE NETWORK INC
filed 2013-08-02
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of July 30, 2013, the registrant had 62,363,680 shares of Common Stock ($0.001 par value) outstanding.

The Active Network, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,135	$58,493
Restricted cash	624	1,145
Registrations receivable	31,281	16,260
Accounts receivable, net	52,980	51,363
Inventories	4,588	4,809
Prepaid expenses and other current assets	11,151	8,922

Total current assets	208,759	140,992
Property and equipment, net	44,527	41,236
Software development costs, net	49,869	51,151
Goodwill	242,369	243,716
Intangible assets, net	51,607	62,806
Other long-term assets	2,536	2,569

Total assets	$599,667	$542,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,383	$8,174
Registration fees payable	117,242	61,272
Accrued expenses	42,826	38,865
Deferred revenue	73,207	66,846
Capital lease obligations, current portion	2,319	2,774
Other current liabilities	3,719	4,373

Total current liabilities	245,696	182,304
Capital lease obligations, net of current portion	1,793	2,462
Other long-term liabilities	6,039	6,192
Deferred tax liability	20,707	19,065

Total liabilities	274,235	210,023
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value—authorized, 100,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value—authorized, 1,000,000; issued, 64,037 and 60,670; outstanding, 62,262 and 60,894	62	62
Treasury stock (at cost, 1,776 shares)	(11,959)	(11,959)
Additional paid-in capital	667,936	653,694
Accumulated other comprehensive income	7,377	8,934
Accumulated deficit	(337,984)	(318,284)

Total stockholders’ equity	325,432	332,447

Total liabilities and stockholders’ equity	$599,667	$542,470

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Revenue:
Technology revenue	$119,473	$108,155	$214,463	$192,275
Marketing services revenue	12,887	13,409	23,908	23,727

Total net revenue	132,360	121,564	238,371	216,002
Cost of net revenue:
Cost of technology revenue	56,413	50,812	105,459	96,467
Cost of marketing services revenue	1,024	2,115	2,215	3,431

Total cost of net revenue	57,437	52,927	107,674	99,898

Gross profit	74,923	68,637	130,697	116,104
Operating expenses:
Sales and marketing	27,148	24,284	53,974	49,308
Research and development	21,496	21,121	42,672	42,330
General and administrative	25,031	16,903	41,539	33,447
Amortization of intangibles	3,986	5,596	8,440	11,288

Total operating expenses	77,661	67,904	146,625	136,373

(Loss) income from operations	(2,738)	733	(15,928)	(20,269)
Interest income	16	25	31	50
Interest expense	(153)	(90)	(335)	(241)
Other income (expense), net	(470)	(524)	(1,023)	877

(Loss) income before provision for income taxes	(3,345)	144	(17,255)	(19,583)
Provision for income taxes	1,127	2,469	2,445	3,080

Net loss attributable to common stockholders	$(4,472)	$(2,325)	$(19,700)	$(22,663)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.04)	$(0.32)	$(0.39)

Diluted	$(0.07)	$(0.04)	$(0.32)	$(0.39)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	61,611	58,322	61,190	57,655

Diluted	61,611	58,322	61,190	57,655

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(4,472)	$(2,325)	$(19,700)	$(22,663)
Other comprehensive loss:
Foreign currency translation	(1,004)	(923)	(1,557)	(37)

Total other comprehensive loss	(1,004)	(923)	(1,557)	(37)

Comprehensive loss	$(5,476)	$(3,248)	$(21,257)	$(22,700)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(19,700)	$(22,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,026	15,863
Amortization of intangible assets	10,833	14,231
Stock-based compensation expense	13,452	7,331
Allowance for doubtful accounts, net of write-offs	(131)	10
Deferred tax liability	1,689	1,799
Amortization of acquisition-related costs	(521)	(600)
Gain on contingent consideration	—	(1,123)
Change in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	521	627
Registrations receivable	(15,030)	(7,809)
Accounts receivable	(1,747)	(6,699)
Inventories	220	(2,311)
Prepaid expenses and other assets	(2,221)	(1,318)
Accounts payable	(2,360)	(2,199)
Registration fees payable	55,978	39,944
Accrued expenses	7,029	390
Deferred revenue	6,675	13,105
Other liabilities	(95)	(359)

Net cash provided by operating activities	74,618	48,219
Investing activities
Purchases of property and equipment	(13,909)	(9,343)
Capitalized software development	(11,123)	(10,996)
Cash paid for acquisitions, net of cash acquired	—	(38,037)

Net cash used in investing activities	(25,032)	(58,376)
Financing activities
Proceeds from issuance of common stock	1,663	6,850
Payments on capital lease obligations	(1,124)	(2,737)
Payments of employee tax withholdings from equity transactions	(1,059)	—
Proceeds from long-term debt	—	10,000
Repayment of long-term debt	—	(5,000)

Net cash provided by (used in) financing activities	(520)	9,113
Effect of exchange rates on cash	576	151

Net increase (decrease) in cash and cash equivalents	49,642	(893)
Cash and cash equivalents at beginning of period	58,493	108,699

Cash and cash equivalents at end of period	$108,135	$107,806

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$277	$155

Cash paid during the period for taxes	$477	$149

Supplemental disclosures of noncash financing and investing activities
Fixed asset purchases included in accounts payable	$2,362	$1,469

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the interim periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2012 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

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

3. Recent Accounting Pronouncements

In February 2013, the FASB issued an update to the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income (loss) if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income (loss). For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This accounting standard became effective for the Company beginning in the first quarter of fiscal 2013, and its adoption did not have an impact on the Company’s consolidated financial statements.

4. Business Combination

Acquisition of StarCite, Inc.

On December 30, 2011, the Company completed its acquisition of all of the outstanding shares of StarCite, Inc. (“StarCite”), a provider of a technology platform that delivers content and services for meetings and event planning to corporations, hotels, venues and meetings suppliers for total consideration of $57.4 million. The acquisition enables the Company to provide an integrated solution for the events space and broaden its customer base.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis were insignificant at June 30, 2013 and December 31, 2012.

The Company did not have any transfers in or out of Level 1 or Level 2 during the six months ended June 30, 2013.

6. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, by category is as follows (in thousands):

	June, 30 2013	December 31, 2012
Accounts receivable	$54,101	$52,353
Less: Allowance for doubtful accounts	(1,121)	(990)

Accounts receivable, net	$52,980	$51,363

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

7. Property and Equipment

Property and equipment by category is as follows (in thousands):

	June 30, 2013	December 31, 2012
Computer and software	$90,931	$80,521
Furniture and fixtures	10,570	10,307
Leasehold improvements	7,174	6,485

Property and equipment	108,675	97,313
Less: Accumulated depreciation	(64,148)	(56,077)

Property and equipment, net	$44,527	$41,236

Depreciation expense was $4.1 million and $3.9 million for the three months ended June 30, 2013 and 2012, respectively, and $8.2 million and $7.7 million for the six months ended June 30, 2013 and 2012, respectively.

Included in fixed assets are $14.5 million of equipment under capital leases at June 30, 2013 and December 31, 2012. Accumulated amortization of assets under capital leases totaled $9.1 million and $7.9 million at June 30, 2013 and December 31, 2012, respectively.

8. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	June 30, 2013	December 31, 2012
Software development costs	$99,437	$89,221
Less: Accumulated amortization	(49,568)	(38,070)

Software development costs, net	$49,869	$51,151

Amortization expense was $6.1 million and $4.2 million for the three months ended June 30, 2013 and 2012, respectively, and $11.8 million and $8.2 million for the six months ended June 30, 2013 and 2012, respectively.

9. Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2013 is as follows (in thousands):

	Technology	Marketing Services	Total
Balance at December 31, 2012	$230,998	$12,718	$243,716
Effect of exchange rate changes	(1,347)	—	(1,347)

Balance at June 30, 2013	$229,651	$12,718	$242,369

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

Certain of the Company’s intangible assets were recorded in foreign currencies and both the gross carrying amounts and accumulated amortization are subject to foreign exchange adjustments. The carrying values of amortized intangible assets are as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$24,089	$(15,873)	$8,216	$24,800	$(14,124)	$10,676
Non-compete agreements	2,098	(1,182)	916	2,098	(832)	1,266
Customer relationships	44,132	(14,468)	29,664	44,132	(11,256)	32,876
Trade names	13,042	(4,832)	8,210	13,385	(4,113)	9,272
Customer contracts	27,566	(22,965)	4,601	46,888	(38,172)	8,716

Intangible assets	$110,927	$(59,320)	$51,607	$131,303	$(68,497)	$62,806

Amortization of intellectual property is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the classification of amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of technology revenue	$1,177	$1,363	$2,364	$2,711
Cost of marketing services revenue	15	115	29	232
Operating expenses	3,986	5,596	8,440	11,288

Total amortization of acquired intangible assets	$5,178	$7,074	$10,833	$14,231

11. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation	$17,390	$14,569
Sales and other foreign taxes	7,053	6,065
Accrued rebates	5,267	4,234
Other accrued expenses	13,116	13,997

Accrued expenses	$42,826	$38,865

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

In July 2012, the Company amended the Credit Facility by increasing the aggregate principal amount to $100 million, increasing the ability to issue letters of credit up to $25 million and increasing the “accordion” feature up to $50 million.

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 1.77% and 1.81% as of June 30, 2013 and December 31, 2012, respectively.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the secured Credit Facility. As of June 30, 2013 and December 31, 2012, the Company was in compliance with all specified financial covenants and ratios.

The Company had no amount outstanding under the Credit Facility as of June 30, 2013 and December 31, 2012. Amounts available under the Credit Facility were $94.9 million and $93.9 million as of June 30, 2013 and December 31, 2012, respectively, net of $5.1 million and $6.1 million in outstanding letters of credit, respectively.

13. Commitments and Contingencies

Operating Leases

The Company leases its office and datacenter facilities under non-cancelable leases that expire at various times through 2021. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $3.5 million and $3.6 million for the three months ended June 30, 2013 and 2012, respectively, and $7.1 million and $7.0 million for the six months ended June 30, 2013 and 2012, respectively.

Guarantees

The Company enters into arrangements with third-party customers to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of June 30, 2013 and December 31, 2012, the Company had guarantees of $5.4 million and $7.2 million, respectively.

Self-Insured Health Plan

The Company is generally self-insured for losses and liabilities related to health benefits. The Company’s self-insurance accruals are based on estimates, and while the Company believes that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided. The Company’s accrued health benefits liability was $1.4 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively.

Sales and Use Tax

In the normal course of business, the Company is subject to sales and use tax audits in certain states. As a result, the Company records a liability for sales and use taxes and evaluates the adequacy of such amounts each reporting period. At June 30, 2013 and December 31, 2012, the Company maintained a liability for sales and use taxes of approximately $5.5 million and $5.1 million, respectively.

In June 2013, the Company was notified by the Texas Comptroller of Public Accounts that it had concluded its sales and use tax audit for the periods of April 1, 2009 through June 30, 2012. Based on the results of their audit, the Company reduced its sales and use tax liability by approximately $599,000, which the Company recorded as a reduction to its operating expenses on its condensed consolidated financial statements during the quarter ended June 30, 2013.

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

The Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to the Company’s certificate of incorporation, bylaws and applicable Delaware law.

Penalty Accruals

The Company maintains a liability of $1.3 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively, as a result of the potential exposure for penalties from its customers for various technical disruptions. The Company estimates the penalty accrual based on specific identification and the Company’s historical experience.

Separation Arrangements

On May 1, 2013, Matthew Landa resigned from his position as Chief Executive Officer of the Company effective April 30, 2013.

On May 1, 2013, David Alberga resigned from his position as Executive Chairman of the Company and Chairman of the Board of Directors of the Company effective April 30, 2013. Mr. Alberga will remain a member of the Board of Directors through the Company’s Annual Meeting of Stockholders in 2014.

In connection with their separations, Mr. Landa and Mr. Alberga are entitled to certain termination benefits including severance payments equal to twelve months of their base salaries, prorated annual target bonus payments, health coverage for twelve months from the date of termination, acceleration of certain unvested stock-based awards and an extension to exercise vested stock-based awards. The Company recorded severance charges of approximately $7.2 million during the quarter ended June 30, 2013. The Company will record an additional $665,000 of stock-based compensation expense for Mr. Alberga over his remaining one-year term as a member of the Company’s Board of Directors.

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

15. Stock-Based Compensation

The Company’s stock-based compensation is comprised of stock options, stock options with market conditions (“Market Stock Options”), restricted stock units with service conditions (“RSUs”), restricted stock units with market conditions (“MSUs”), and performance-based restricted stock units (“PRSUs”) which are issued under our 2002 and/or 2011 equity incentive plan, as well as common stock issued under the Employee Stock Purchase Plan (“ESPP”).

Stock Options and Market Stock Options

Stock option activity for the six months ended June 30, 2013 is as follows:

Stock Options	Number of Shares Underlying Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	8,369,021	$5.78
Granted	100,000	5.03
Exercised	(423,113)	2.36
Cancelled or expired	(714,748)	10.91

Outstanding at June 30, 2013	7,331,160	$5.47

On April 30, 2013, the Company granted 100,000 stock options to its interim chief executive officer which vest over eight months.

The fair value of stock options granted that contain only a service condition as a requirement for vesting, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Volatility	58.0%	52.6-52.8%	58%	51.8-52.8%
Expected dividend yield	—	—	—	—
Risk-free rate	0.1%	0.7-0.8%	0.1%	0.7-1.1%
Expected term (in years)	0.7	5.0	0.7	5.0

The fair value of Market Stock Options was estimated on the date of grant using the Monte Carlo Simulation valuation model, which estimates the potential outcome of reaching the market condition based on simulated future stock prices, with the following assumptions: contractual life of six years; expected volatility of 47% and risk free interest rate of 0.74%. These options vest over four years and are exercisable if specified stock prices are achieved. 513,208 Market Stock Options remain issued and outstanding at June 30, 2013.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and market stock options is approximately $7.6 million as of June 30, 2013 and is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock Units

RSU and PRSU activity for the six months ended June 30, 2013 is as follows:

RSUs and PRSUs	Number of RSUs	Weighted- Average Grant Date Fair Value of RSUs	Number of PRSUs	Weighted- Average Grant Date Fair Value of PRSUs
Unvested at December 31, 2012	1,786,301	$13.97	742,882	$12.14
Granted	1,823,016	6.22	—	—
Released	(432,591)	15.62	(69,642)	13.06
Cancelled or expired	(190,883)	12.95	(257,376)	11.32

Unvested at June 30, 2013	2,985,843	$9.35	415,864	12.49

The fair value of RSUs and PRSUs is based on the stock price on the date of grant. The RSUs vest over a four year period following the date of grant. The PRSUs vest over a two to four year period following the date of grant, subject to achievement of performance objectives and the participant’s continued service through the applicable vesting dates.

The number of PRSUs granted in the table above represents the maximum number of awards that could ultimately be issued if certain Company financial targets, as defined under the agreements, are achieved. The shares, if any, will be issued on a one-for-one basis following the end of the applicable performance and service periods. 232,510 PRSUs can be settled in cash or shares at the election of the Company. Compensation cost associated with the PRSUs is recognized when the performance metrics are determined to be probable of achievement over the requisite service periods.

At June 30, 2013, the remaining unrecognized compensation expense, adjusted for estimated forfeitures, related to RSUs is $24.3 million and is expected to be recognized over a weighted-average period of 3 years. The remaining unrecognized compensation expense associated with the maximum number of PRSUs that could ultimately be issued of $4.6 million will be recognized if and when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period. The Company will reassess the probability of vesting at each reporting period for awards with performance conditions and adjust its stock-based compensation expense based on its probability assessment.

Market Stock Units

MSU activity for the six months ended June 30, 2013 is as follows:

MSUs	Number of MSUs	Weighted- Average Grant Date Fair Value of MSUs
Unvested at December 31, 2012	—	$—
Granted	931,574	6.22
Released	—	—
Cancelled or expired	(50,000)	5.60

Unvested at June 30, 2013	881,574	$6.25

The fair value of MSUs is measured using the Monte Carlo simulation model which estimates the potential outcome of reaching the market condition based on simulated future stock prices and is recognized over the requisite service period. The MSUs vest over a one to four year period following the date of grant, subject to the achievement of certain market performance objectives and the participant’s continued service through the applicable vesting dates.

At June 30, 2013, the remaining unrecognized compensation cost, adjusted for estimated forfeitures, related to MSUs is $6.5 million and is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

The Company issued 158,292 shares for approximately $0.7 million in employee contributions during the three and six months ended June 30, 2013 under the Company’s 2011 Employee Stock Purchase Plan (“2011 ESPP”).

The fair value of each purchase option under the 2011 ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Volatility	43.1-55.1%	44.5-57.9%	43.1-55.1%	44.5-57.9%
Expected dividend yield	—	—	—	—
Risk-free rate	0.1%	0.1%	0.1%	0.2%
Expected term (in years)	0.5	0.5	0.5	0.5

As of June 30, 2012, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2011 ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of six months. As of December 31, 2012, 244,947 shares were issued with a weighted average fair value of $7.80.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees in the Company’s condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$118	$192	$283	$252
Sales and marketing	841	1,006	1,591	1,702
Research and development	410	668	1,009	1,120
General and administrative	8,157	2,436	10,569	4,257

Total stock-based compensation	$9,526	$4,302	$13,452	$7,331

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$3,387	$1,837	$4,856	$4,005
Restricted stock	1,963	2,179	4,221	2,834
Common stock	2,797	—	2,797	—
MSUs	323	—	441	—
PRSUs	953	87	931	123
ESPP	103	199	206	369

Total stock-based compensation	$9,526	$4,302	$13,452	$7,331

Stock-based compensation expense for the three and six months ended June 30, 2013 included $5.7 million related to separation payments for the acceleration of non-vested equity awards and the grant of 456,297 shares of the Company’s common stock, due to the departures of the Company’s former chief executive officer and executive chairman on April 30, 2013. (see note 13)

16. Net Loss Attributable to Common Stockholders

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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss per share:
Net loss attributable to common stockholders	$(4,472)	$(2,325)	$(19,700)	$(22,663)

Weighted-average common shares outstanding:
Basic	61,611	58,322	61,190	57,655

Diluted	61,611	58,322	61,190	57,655

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.04)	$(0.32)	$(0.39)

Diluted	$(0.07)	$(0.04)	$(0.32)	$(0.39)

Potentially dilutive securities not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock and common stock subject to repurchase	7,203,438	10,126,396	7,409,418	10,646,606
Restricted stock	2,152,848	1,603,734	2,133,019	1,167,338
Employee stock purchase plan shares	146,220	94,525	156,683	84,694
Market Stock Units	539,679	—	422,963	—
Common stock warrants	—	634	—	634

	10,042,185	11,825,289	10,122,083	11,899,272

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

Summarized information by segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue by segment:
Technology	$119,473	$108,155	$214,463	$192,275
Marketing services	12,887	13,409	23,908	23,727

Total net revenue	$132,360	$121,564	$238,371	$216,002

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$33,044	$25,956	$49,355	$32,008
Marketing services	3,532	4,493	4,941	6,802

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	36,576	30,449	54,296	38,810
Depreciation and amortization	(15,460)	(15,118)	(30,859)	(30,094)
Stock-based compensation expense	(9,526)	(4,302)	(13,452)	(7,331)
Unallocated corporate costs	(14,328)	(10,296)	(25,913)	(21,654)

(Loss) income from operations	$(2,738)	$733	$(15,928)	$(20,269)

The Company allocates its net revenue to geographic regions based on the location at which each sale originates. The following tables set forth net revenue and long-lived assets by major geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue:
North America	$128,930	$118,762	$231,695	$209,984
Europe and other	3,430	2,802	6,676	6,018

Total net revenue	$132,360	$121,564	$238,371	$216,002

	June 30, 2013	December 31, 2012
Assets:
North America	$593,015	$537,220
Europe and other	6,652	5,250

Total assets	$599,667	$542,470

Property and equipment, net:
North America	$41,819	$39,460
Europe and other	2,708	1,776

Total property and equipment, net	$44,527	$41,236

18. Income Taxes

The effective tax rate of (14.2)% for the six months ended June 30, 2013 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the increase in the valuation allowance and discrete items recorded in the period.

The Company has uncertain tax positions of $1.3 million as of June 30, 2013 and December 31, 2012, respectively. The Company’s policy for recording interest and penalties on uncertain tax positions is to record such items as a component of income tax expense. Accrued interest and penalties of $0 million and $0.9 million were recorded at June 30, 2013 and December 31, 2012, respectively.

The Company reduces its deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Similarly, state deferred tax liabilities in excess of state deferred tax assets are not available to ensure the realization of federal deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess of deferred tax liabilities for the periods presented. As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, the Company has established a valuation allowance against its domestic deferred tax assets. A valuation allowance has not been recorded against the Company’s foreign deferred tax assets as there are sufficient future taxable temporary differences in foreign jurisdictions to assure the realization of foreign deferred tax assets. Deferred tax assets of $0.7 million are included in prepaid expenses and other current assets on the balance sheet at June 30, 2013 and December 31, 2012.

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

19. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company recorded net revenues from ESPN and its affiliates of less than $0.1 million for the three months ended June 30, 2013 and 2012, and less than $0.1 million for the six months ended June 30, 2013 and 2012.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online services agreement with Disney to provide registration and advertising. The Company recorded net revenues from Disney of $0.8 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the United States Tennis Association (“USTA”) as amended in December 2010. Former members of the Company’s Board of Directors are the managing director for recreational tennis and chief financial officer at the USTA. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. Net revenue from the USTA and its affiliates was approximately $1.4 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $2.8 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

20. Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

Deferred Compensation Plan

In July 2012, the Company approved an unfunded, non-qualified Deferred Compensation Plan for certain employees. Under the Deferred Compensation Plan, participants may elect to defer up to 80% of their base salaries and up to 100% of performance-based compensation and commissions. The Company may also, at its discretion, match a portion of the employee contributions up to a defined maximum for each deferral election as prescribed in the Deferred Compensation Plan. The Company contributions vest annually over a four year period, subject to the employee’s continued service with the Company. The Company’s liability for the deferred compensation plan totaled less than $0.1 million as of June 30, 2013 and December 31, 2012, respectively, and is included in other liabilities in the consolidated balance sheets. Beginning in the first quarter of 2013, participant contributions are invested in Company-owned life insurance policies, which had a cash surrender value of less than $0.1 million and is included in prepaids and other current assets in the consolidated balance sheet at June 30, 2013.

21. Subsequent Event

On August 1, 2013, the Company announced that Kory Vossoughi resigned from his position as Chief Legal Officer, General Counsel and Secretary of the Company on July 29, 2013. In connection with his resignation, Mr. Vossoughi is entitled to certain payments and benefits including a severance payment equal to twelve months of his base salary, prorated annual target bonus payment, health coverage for twelve months from the date of separation, acceleration of certain unvested stock-based awards and an extension to exercise vested stock-based awards.

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium-sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the six months ended June 30, 2013, we generated revenue of $238.4 million, as compared to $216.0 million in the six months ended June 30, 2012, an increase of 10%.

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

Technology Revenue. Our technology revenue was 90% of our total revenue for the six months ended June 30, 2013. Of our technology revenue recognized during the six months ended June 30, 2013, 76% related to registration revenue and 24% related to licensed software, maintenance, hosting, and implementation revenue. During the six months ended June 30, 2013, we processed 47.9 million consumer registrations.

Our technology fee is a percentage of the total registration amount that is paid by a participant at the time the participant registers. Participants typically use a credit card to register for an activity either online or offline, and in the case of some of our large contracts, by using a call center. Upon registration, the consumer is charged for the total event registration fee, including the technology fee, and the funds are remitted to bank accounts that we control. We record revenue for our technology fee and we remit the remaining funds to the organizer. The organizer has the option of absorbing our technology fee and presenting a total event registration fee to the participant, or adding the technology fee as a separate line item in the event registration fee. Pricing for our cloud offerings is based on a portion of the total dollars processed for a registration and typically has a fixed and variable component. A number of our offerings also include a fee for setup, support or hosting. Our technology platform serves the entire spectrum of organizations, from large to small. Our standard contract for our registration customers is three years. In some cases, we pre-purchase registrations and we retain the funds received upon registration. Approximately 2% of our total revenue represents pre-purchased registrations and the technology revenue associated with these registrations represents the sales price to the participant, in addition to the technology fee. The technology fee and the revenue from pre-purchased registrations represent net registration revenue, since they are the direct result of participant registrations.

Licensed software, maintenance, hosting and implementation revenue was 24% of our technology revenue for the six months ended June 30, 2013. In previous acquisitions, we acquired licensed software products which include licensed software, maintenance and services. As the market has become more receptive, we have begun transitioning these customers to our solutions. We anticipate that our licensed software, maintenance and services revenue will continue to decline as a percentage of our overall business. In the future, we anticipate sales in our technology segment will be primarily driven by technology fees from our cloud offerings.

Marketing Services Revenue. Our marketing services revenue was 10% of our total revenue for the six months ended June 30, 2013. The marketing services segment works to provide the organizations within our technology segment and their participants with marketing solutions, online communities, membership programs and hosted websites. We group these sales as online services, field marketing and commerce. Online services include online advertising, email marketing and targeted newsletter promotions. We provide field marketing services including event promotions and sponsorships. Our commerce revenue consists of membership programs, training programs and websites. Contracts within our marketing services segment vary in length but are generally less than one year. We obtain customers through direct sales, inside sales and self-setup.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net registration revenue	$92,266	$83,854	10%	$162,811	$147,373	10%
Registrations	29,738	28,036	6%	47,876	46,259	3%
Net registration revenue per registration	$3.10	$2.99	4%	$3.40	$3.19	7%

(1)	Includes revenue of $2.8 million and $1.7 million related to pre-purchased registration with associated technology fees of $0.2 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively, and revenues of $5.4 million and $2.2 million related to pre-purchased registration with associated technology fees of $0.5 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively.

Registrations increased 1.7 million, or 6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and 1.6 million, or 3%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increases were primarily due to higher registrations from new parks and recreation customers of the community activities primary group and higher registrations in certain large multi-event organizations in our sports customer group. In our outdoors customer group, we had higher registrations in the three months ended June 30, 2013, which partially offset the lower registrations we had during the three months ended March 31, 2013 which was primarily due to shifts in weather patterns impacting the seasonality of registrations. The average revenue per registration increased 4% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and 7% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was mainly due to an increase in our business solutions customer group which has higher revenue per registration than the rest of our customer groups, and an increase in net registration revenue related to pre-purchased registrations in our sports customer group.

Mobile Devices. During the three and six months ended June 30, 2013 and 2012, we do not believe a significant number of our registrations were made on a mobile or tablet device. We anticipate that revenue attributable to mobile usage will increase in future years due to users increasingly accessing the Internet through mobile devices.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the three and six month periods ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	(4,472)	(2,325)	(19,700)	(22,663)
Interest expense, net	137	65	304	191
Provision for income taxes	1,127	2,469	2,445	3,080
Depreciation and amortization	15,460	15,118	30,859	30,094
Stock-based compensation	9,526	4,302	13,452	7,331
Other (income) expense, net	470	524	1,023	(877)

Adjusted EBITDA	22,248	20,153	28,383	17,156

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

As of June 30, 2013, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented and those results as a percentage of our revenue. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net revenue:
Technology revenue	$119,473	$108,155	$214,463	$192,275
Marketing services revenue	12,887	13,409	23,908	23,727

Total net revenue	132,360	121,564	238,371	216,002
Cost of net revenue:
Cost of technology revenue	56,413	50,812	105,459	96,467
Cost of marketing services revenue	1,024	2,115	2,215	3,431

Cost of net revenue	57,437	52,927	107,674	99,898

Gross profit	74,923	68,637	130,697	116,104
Operating expenses:
Sales and marketing	27,148	24,284	53,974	49,308
Research and development	21,496	21,121	42,672	42,330
General and administrative	25,031	16,903	41,539	33,447
Amortization of intangibles	3,986	5,596	8,440	11,288

Total operating expenses	77,661	67,904	146,625	136,373

(Loss) income from operations	(2,738)	733	(15,928)	(20,269)
Interest income	16	25	31	50
Interest expense	(153)	(90)	(335)	(241)
Other income (expense), net	(470)	(524)	(1,023)	877

(Loss) income before provision for income taxes	(3,345)	144	(17,255)	(19,583)
Income tax provision	1,127	2,469	2,445	3,080

Net loss attributable to common stockholders	$(4,472)	$(2,325)	$(19,700)	$(22,663)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(As of percentage of net revenue)
Net Revenue	100%	100%	100%	100%
Cost of net revenue	43	44	45	46
Gross profit	57	56	55	54
Operating expenses:
Sales and marketing	21	20	23	23
Research and development	16	17	18	20
General and administrative	19	14	17	15
Amortization of intangibles	3	5	4	5

Total operating expenses	59	56	62	63
(Loss) income from operations	(2)	1	(7)	(9)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income, net	—	—	—	—

(Loss) income before provision for income taxes	(2)	—	(7)	(9)
Provision for income taxes	1	2	1	1

Net loss	(3)%	(2)%	(8)%	(10)%

Three and Six Months ended June 30, 2013 and 2012

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net revenue:
Technology revenue	$119,473	$108,155	10%	$214,463	$192,275	12%
Marketing services revenue	12,887	13,409	(4)%	23,908	23,727	1%

Net revenue	$132,360	$121,564	9%	$238,371	$216,002	10%

Total revenue increased $10.8 million, or 9%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $22.4 million, or 10%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as discussed below.

Technology revenue. Net registration revenue increased $8.4 million, or 10%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $15.4 million, or 10%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was driven by higher revenue in our business solutions, communities and sports customer groups, as well as an increase in net registration revenue related to pre-purchased registrations. Software revenue increased $2.9 million, or 12%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $6.8 million, or 15%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, due to an increase in revenue from business solutions, ski attractions and from our faith offerings. In total, technology revenue increased $11.3 million, or 10%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $22.2 million, or 12%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Marketing services revenue. Revenue decreased $0.5 million, or 4%, for the three months ended June 30, 2013 and increased $0.2 million, or 1%, for the six months ended June 30, 2013. The decrease for the three months was primarily attributable to a decline in revenue related to our field marketing services as well as online advertising as a result of refocusing our marketing services offerings towards our organizers. These decreases were partially offset by an increase in revenue related to our membership programs as membership increased. The increase for the six months was primarily attributable to higher revenue from our membership programs, partially offset by lower revenue from our field marketing services and online advertising.

Costs and Expenses

Employee related expenses. Headcount and its related expenses make up a significant portion of our total expenses. We define employee related expenses as salaries, fringe benefits, facilities costs, employee travel, commissions, bonuses, stock-based compensation and other employee expenses.

Cost of Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
			(Unaudited) (Dollars in thousands)
Cost of net revenue	$57,437	$52,927	9%	$107,674	$99,898	8%
Headcount (at period end)				1,634	1,740	(6)%

Cost of net revenue increased $4.5 million, or 9%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $7.8 million, or 8%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Employee related costs increased $0.1 million, or 1%, for the three months ended June 30, 2013 and decreased $1.2 million, or 3%, for the six months ended June 30, 2013, related mainly to a 6% decrease in headcount, which was due to a decline in seasonal and other call center employees due to efficiencies in operations as well as a reduction in relocation costs in 2012 which did not reoccur in 2013. Depreciation of fixed assets and amortization of intangibles and software that was capitalized in earlier periods increased $2.2 million, or 27%, for the three months ended June 30, 2013 and $4.0 million, or 25%, for the six months ended June 30, 2013. Inventory costs also increased $1.4 million, or 152%, for the three months ended June 30, 2013 and $3.1 million, or 235%, for the six months ended June 30, 2013 resulting from increased pre-purchased registrations in our sports customer group. Credit card processing fees increased $1.5 million, or 11%, for the three months ended June 30, 2013 and $3.0 million, or 12%, for the six months ended June 30, 2013, related to growth in registration revenue. All other costs, including contractors, web hosting, and marketing declined $0.7 million, or 7%, for the three months, and $1.1 million, or 6%, for the six months, primarily due to benefits realized through data center consolidations and through efficiencies in operations.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
			(Unaudited) (Dollars in thousands)
Sales and marketing	$27,148	$24,284	12%	$53,974	$49,308	9%
Headcount (at period end)				682	631	8%

Sales and marketing expense increased $2.9 million, or 12%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $4.7 million, or 9%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was primarily due to higher employee related expenses of $2.9 million, or 14% for the three months ended June 30, 2013, and $4.9 million or 12% for the six months ended June 30, 2013 primarily due to an increase in headcount. For the six month period ended June 30, 2013 compared to the June 30, 2012, the headcount increase was 8% as we invested in our sales and marketing staff to support future revenue growth. The employee related costs included higher commissions and salaries expenses, as well as costs for a sales team meeting held in January. Software expenses increased $0.5 million related to our licensing of CRM software, and this was offset by lower contractor expenses of $0.8 million mainly related to costs for the implementation of our CRM software in 2012 that are not reoccurring in 2013.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
			(Unaudited) (Dollars in thousands)
Research and development	$21,496	$21,121	2%	$42,672	$42,330	1%
Headcount (at period end)				1,005	1,069	(6)%

Research and development expense increased $0.4 million, or 2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $0.3 million, or 1%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Employee related expenses increased $0.8 million for the three months ended June 30, 2013 and $1.6 million for the six months ended June 30, 2013, as average salary increased which was partially offset by a decline in headcount of 6% compared to the prior year. The decrease in headcount was due in part to a lower number of employees in our China locations, whose average salary is lower than the Company average. Contractor costs declined $0.2 million for the three months ended June 30, 2013 and $0.9 million for the six months ended June 30, 2013 as we completed certain implementations in 2012, mainly related to our outdoors customer group.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
			(Unaudited)
			(Dollars in thousands)
General and administrative	$25,031	$16,903	48%	$41,539	$33,447	24%
Headcount (at period end)				361	347	4%

General and administrative expense increased $8.1 million, or 48%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $8.1 million, or 24%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. General and administrative expense for the three and six months ended June 30, 2013 included $5.7 million related to the acceleration of unvested equity awards and the grant of common shares and $1.5 million in separation payments and legal costs resulting from the departure of the Company’s former chief executive officer and executive chairman on April 30, 2013. Employee related expenses also increased $2.9 million for the three and six months ended June 30, 2013 due to higher salaries due to an increase in headcount. This was partially offset by lower expenses for contractors.

Amortization of Intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Amortization of intangibles	$3,986	$5,596	(29)%	$8,440	$11,288	(25)%

Amortization of intangibles decreased $1.6 million, or 29%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $2.8 million, or 25%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was due to a decline in amortization expense as a result of certain intangibles being fully amortized.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Interest income	$16	$25	(36)%	$31	$50	(38)%
Interest expense	(153)	(90)	70%	(335)	(241)	39%
Other income (expense), net	(470)	(524)	(10)%	(1,023)	877	(217)%

Interest and other income (expense), net	$(607)	$(589)	3%	$(1,327)	$686	(293)%

Interest income decreased by less than $0.1 million, or 36%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $0.1 million, or 38%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to a decrease in exchange rates on our foreign currency cash accounts.

Interest expense increased by less than $0.1 million, or 70%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $0.1 million, or 39%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to an increase in loan fee amortization offset by a decrease in interest paid on capital leases.

Other income (expense), net was $0.5 million expense for the three months ended June 30, 2013 and $1.0 million expense for the six months ended June 30, 2013, and was primarily related to losses on foreign exchange due to fluctuations in exchange rates. Other income (expense), net was $0.5 million expense for the three months ended June 30, 2012 primarily related to losses on foreign exchange due to fluctuations in exchange rate. Other income (expense) was $0.9 million income for the six months ended June 30, 2012 and included a gain resulting from the change in the fair value of contingent consideration related to an acquisition of $1.1 million, which settled in the second quarter of 2012, partially offset by losses on foreign exchange due to fluctuations in exchange rates.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
			(Unaudited) (In thousands)
Provision for income taxes	$1,127	$2,469	(54)%	$2,445	$3,080	(21)%

Provision for income taxes decreased $1.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $0.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company recorded an expense of $1.3 million related to a tax assessment from the Canadian Revenue Agency. The provision for each period is primarily the result of increases in our deferred tax liabilities from the amortization of tax deductible goodwill. During the three and six months ended June 30, 2013, we recorded an additional expense of $0.2 million related to uncertain tax positions principally related to the denial of amortization deductions and withholding taxes asserted in connection with a tax audit examination of one of the Company’s foreign subsidiaries.

The effective tax rate of (14.2)% for the six months ended June 30, 2013 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the increase in the valuation allowance and discrete items recorded in the period.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	74,618	48,219
Net cash used in investing activities	(25,032)	(58,376)
Net cash provided by financing activities	(520)	9,113
Effect of exchange rates on cash	576	151

Net increase (decrease) in cash and cash equivalents	49,642	(893)

As of June 30, 2013, we had cash and cash equivalents of $108.1 million and restricted cash of $0.6 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and non-interest and interest bearing accounts. Restricted cash consists of cash restricted from withdrawal primarily attributable to a customer contract. We believe that our existing cash and cash equivalents together with cash flows from our operating activities and cash available under our Credit Facility will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the six months ended June 30, 2013, cash provided by operating activities was $74.6 million, which included a net loss of $19.7 million, an increase of $45.3 million to exclude non-cash items, and a net increase of $49.0 million in operating assets and liabilities. Significant non-cash items include $20.0 million in depreciation and amortization of property and equipment, $10.8 million in amortization of intangibles, and $13.5 million in stock-based compensation. Net change in operating assets and liabilities was primarily driven by an increase of $56.0 million in registration fees payable due to increased registrations related to growth in the business and seasonality particularly in our sports and communities customer group and $6.7 million increase in deferred revenue related to timing differences between cash receipts and revenue recognition, offset by an increase of $15.0 million in registrations receivable resulting from an increase in registrations due to growth in the business and seasonality.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $25.0 million, resulting primarily from $13.9 million cash used for capital expenditures and $11.1 million for capitalized software development costs to support the increase in headcount.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was $0.5 million, resulting primarily from $1.7 million cash received from the exercise of stock options, offset by $1.1 million in payment of employee tax withholdings and $1.1 million for payments on capital lease obligations.

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

Under the Credit Facility, we are required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of our tangible and intangible assets are considered collateral security under the secured Credit Facility. As of June 30, 2013, we were in compliance with all specified financial covenants and ratios.

Payment of the amounts owed under the Credit Facility may be accelerated, and the lenders’ commitments under the Credit Agreement may be terminated, upon an “event of default,” as defined in the Credit Agreement, such as failure to pay amounts owed when due, breach of a covenant, material inaccuracy of a representation or occurrence of bankruptcy, subject in some cases to cure periods.

At December 31, 2011 outstanding swing line loans were $5.0 million. In January 2012, we fully repaid the $5.0 million swing line loan and immediately borrowed $10.0 million under the revolving Credit Facility, which was fully repaid in August 2012. As of June 30, 2013 and 2012, we had $94.9 million and $93.9 million, respectively, available under the Credit Facility, net of $5.1 million and $6.1 million in outstanding letters of credit, respectively.

Letters of Credit

At June 30, 2013 and 2012, we had no amounts of cash restricted from withdrawal and held by banks as collateral for letters of credit.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any off balance sheet arrangements.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, operating leases, capital leases and purchase obligations. As of June 30, 2013, there have been no significant changes to our contractual obligations from the information provided in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On December 16, 2011, we entered into a Credit Agreement, as amended on July 2, 2012, that provides for a credit facility bearing interest at floating rates based upon either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. Our exposure to market risk for changes in interest rates relates primarily to the floating interest rate. Accordingly, interest rate increases would increase our interest expense on outstanding credit facility balances. As of June 30, 2013, no amount was drawn under the credit facility. Based on a sensitivity analysis, an increase of 1% in the floating interest rate would increase our borrowing costs by less than $0.1 million for each $1.0 million of borrowings under the credit facility, assuming such borrowings were outstanding for the entire quarter, or a maximum of $0.7 million if we utilized our entire line of credit.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Canadian dollar, the British pound sterling and the Chinese yuan. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 1% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our results of operations.

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

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $19.7 million for the six months ended June 30, 2013, $43.0 million for the year ended December 31, 2012, $15.3 million for the year ended December 31, 2011, and $27.3 million for the year ended December 31, 2010. At June 30, 2013, we had an accumulated deficit of approximately $0.3 million. We anticipate our operating expenses will continue to increase during the next few years as we complete the transition of our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. If our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve or maintain consistent profitability.

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

If our security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers may be severely damaged, and we could incur significant liability. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot provide assurances that our existing general liability insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

The breach of our computer systems may also subject us to fines, damages from claims asserted by payment processors, merchant banks, organizers and participants, litigation and enforcement actions. In addition, if we experience compromises of our computer systems, payment processors, merchant banks, organizers and participants may lose confidence and cease using our applications, which would harm our business.

In addition, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and our agreements with certain partners require us to notify them in the event of a security incident. These mandatory disclosures regarding a security breach could lead to widespread negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures.

We are subject to data privacy laws and regulations as well as contractual privacy obligations, and our failure to comply could subject us to fines and damages and would harm our reputation and business.

We are subject to the data privacy laws and regulations adopted by federal, state and foreign governmental agencies. Data privacy is highly regulated, and may become the subject of additional regulation in the future. Privacy laws restrict our storage, use, processing, disclosure, transfer and protection of non-public personal information, including credit card data, provided to us by our customers and participants. In addition, we are subject to the privacy-related obligations in our contracts with our customers and other third parties (including voluntary third-party certification bodies such as TRUSTe). Any failure by us to comply with applicable privacy laws or regulations, our contractual privacy obligations or our own privacy policies, may result in fines, statutory or contractual damages or litigation or governmental enforcement actions. These proceedings or violations could force us to spend significant amounts in defense or settlement of these proceedings, result in the imposition of monetary liability, distract our management, increase our costs of doing business, and adversely affect our reputation and the demand for our solutions. Additionally, violations of our legal or contractual privacy obligations could cause organizers and participants to lose trust in us, which would harm our reputation and business.

The regulatory framework for privacy and data protection issues worldwide is evolving, and as we expand our operations globally, compliance with regulations that differ from country to country may also impose substantial burdens on our business. In particular, the European Union, or EU, has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. Complying with any additional or new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services. Finally, we are also subject to contractual obligations and other legal restrictions with respect to our collection and use of data, and we may be liable to third parties in the event we are deemed to have wrongfully used or gathered data.

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

We carry business interruption insurance but our coverage may not be sufficient to compensate us for the potentially significant losses that may result from prolonged interruptions in our services as a result of system failures. We have experienced limited interruptions in the past, including server failures that temporarily slowed down the performance of our websites and mobile applications, but we may experience more significant interruptions in the future. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our services on our websites and mobile applications and prevent or inhibit the ability of our customers and event and meeting registrants to access our services. Problems with the reliability or security of our systems could harm our reputation or result in substantial costs to remedy these problems, including but not limited to costs associated with contractual obligations to compensate customers should an interruption affect their use of our services. Any of these issues could negatively affect our business, results of operations and financial condition and harm our reputation.

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

Defects or disruptions in the rollout of our new products and product enhancements could diminish demand for our service, adversely affect our reputation and subject us to substantial liability.

Like many internet-based cloud companies, we provide incremental releases of product updates and functional enhancements. Such new versions may contain undetected errors when first introduced or released. We have, from time to time, found defects in our service, and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers or for event registrants. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, elect not to renew, make service credit claims, warranty claims or other claims against us, and we could lose future sales. Further, if we are unable to meet the stated service level commitments we have guaranteed to our customers or suffer extended periods of unavailability for our service, we may be contractually obligated to provide these customers with credits for future service, and there would be a negative impact on our reputation.

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

Our ability to maintain and increase our customer base and the number of participants who use our applications depends significantly on our ability to provide high quality levels of service and support. Complaints or negative publicity about our service or support could severely diminish confidence in or use of our applications. We spend significant time and resources to hire, train and retain our service and support personnel. In addition, we are required to hire temporary employees each year to provide customer service and support during peak registration seasons. These temporary employees require training and education and take time to reach full productivity. The market for our applications is still evolving, and competitive dynamics may cause pricing levels to change as the market matures and as existing and new market participants introduce new types of solutions. As a result, we may be forced to reduce the prices we charge for our solutions and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. If we are not successful in timely hiring, training and retaining our service and support personnel or otherwise fail to provide high quality service and support to organizers and participants, our ability to grow our business will be impaired.

Our ability to improve our operating margins may be limited by the requirements imposed by our government agency customers.

We acquired the state hunting and fishing business of Automated License Systems and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. As of June 30, 2013, we had approximately 0 state or provincial customers in North America that are utilizing our technology for registration and management services related to hunting, fishing, and campgrounds. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

We may be unsuccessful in expanding our operations outside of North America, which could negatively impact our growth strategy, revenue and future growth.

Our headquarters are located in the United States. To date, we have operated primarily in North America. We do however maintain offices and have personnel in international offices around the world, and in particular, have a significant number of research and development employees in China. Continued expansion outside of North America is an important aspect of our future growth strategy. Our ability to expand outside of North America involves various risks and difficulties, including:

•	incurring significant expenses in advance of generating material revenue as we attempt to establish our presence in international markets;

•	operating in unfamiliar competitive environments;

•	distraction of management and company resources;

•	different participant preferences and participation patterns than those in North America;

•	varied, unfamiliar and unclear legal and regulatory requirements and restrictions;

•	potentially greater susceptibility to fraud and security breaches;

•	pricing controls, legal, political or systemic restrictions on the ability of U.S. companies to compete with foreign competitors or otherwise do business in foreign countries;

•	less extensive adoption of the Internet as a commerce medium or information source and increased restrictions on privacy or the use of customer and participant data;

•	lack of infrastructure to adequately conduct electronic commerce transactions and data storage and management;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations or other restrictions on foreign currency;

•	potential adverse tax consequences; and

•	uncertain political and economic climates in foreign countries.

Operating in international markets including China also requires significant management attention and financial resources and subjects us to economic, political and operational risks that are different from those in the United States. As a result of these obstacles, we may find it difficult to expand outside of North America or we may be unsuccessful in our attempt to do so, which would negatively impact our growth strategy, revenue and future growth.

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

Federal, state and foreign laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our ability to market to prospective customers and impose financial penalties for noncompliance.

The U.S.’s CAN-SPAM Act establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act. The ability of recipients of emails from our customers using our applications to opt out of receiving commercial emails may minimize the effectiveness of our solutions for our customers. In addition, noncompliance with the CAN-SPAM Act carries significant litigation, regulatory investigation and related risks. If we were found to be in violation of the CAN-SPAM Act or similar state or international laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could incur penalties, and significant litigation and investigation-related expenses, and any inquiries might impact the deliverability of our commercial email regardless of outcome. This would adversely affect our operating results and financial condition and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

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

On April 30, 2013, we announced that our Board of Directors appointed Jon Belmonte as our Interim Chief Executive Officer, and initiated an executive search process to identify a permanent Chief Executive Officer. Our business and prospects depends on our ability to identify and retain a permanent Chief Executive Officer who can assist us in improving our operations and executing on our business plan. Our performance also depends on our ability to retain and motivate our existing executive officers and key employees, including Mr. Belmonte, Darko Dejanovic, our President, and Scott Mendel, our Chief Financial Officer. We do not have long-term employment agreements with any of our executive officers or other key personnel. In addition, we do not maintain key-man insurance on these individuals. The failure to identify and retain a permanent Chief Executive Officer or the loss of the services of any of our executive officers or other key employee for any reason could harm our business.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of June 30, 2013, we have been granted six patents by the United States Patent and Trademark Office and have five patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

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

We cannot predict whether third parties will assert claims of infringement or other intellectual property claims against us. If we are forced to defend against third party claims, whether they are with or without merit or are determined in our favor, we could face expensive and time consuming litigation, which could distract our technical and management personnel. For example, we have faced and currently face infringement threats from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. In the future, we may receive other notices from, or have lawsuits filed against us by, third parties alleging infringement. If an infringement claim is determined against us, we may be required, or deem it advisable, to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms and on a timely basis, it could significantly harm our business. In addition, third parties may seek to invalidate our intellectual property.

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

Any new rules and regulations may increase the cost for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our Board committees. We currently have one vacancy on our board of directors. While we intend to seek a qualified candidate that meets the independence standards of the NYSE to fill the board vacancy, there can be no assurance that we will be able to fill this vacancy with a new director, independent or otherwise.

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

As of June 30, 2013, our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially owned approximately 25% of our outstanding common stock, including restricted stock units awards vested and stock options exercisable within 60 days after June 30, 2013. We are not aware of any stockholder or voting agreements or understandings between or among our current directors, officers or beneficial holders of 10% or more of our outstanding common stock. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2013	—	$—	—	—
May 1 - 31, 2013	160,730	$6.16	—	—
June 1 - 30, 2013	6,255	$7.57	—	—

(1)	Through our stock incentive plans, 166,985 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock during the three months ended June 30, 2013.

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

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through June 30, 2013, we have used the net proceeds of the offering for repayment of debt, funding for our recent acquisitions and for general corporate purposes, including expenditures for financing our growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures. We invested the funds received in short-term, interest bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 29, 2013, Kory Vossoughi, the Company’s Chief Legal Officer and a named executive officer resigned from the Company, effective July 30, 2013 (the “Effective Date”). Mr. Vossoughi will be entitled to the following payments and benefits in accordance with terms of his retention agreement previously entered into with the Company, a copy of which was filed as an exhibit to Form S-1 on May 24, 2011:

•	A lump sum cash payment equal to twelve (12) months of his base salary payable within ten days following the Effective Date, less applicable tax withholdings.

•

If Mr. Vossoughi elects continuation coverage under the Company’s medical plan under COBRA, reimbursement for his COBRA payments until the earlier of (1) his eligibility for any such coverage under another employer’s or any other medical plan or (2) the date that is twelve (12) months following the Effective Date.

•

Accelerated vesting and exercisability of each his outstanding stock awards to be automatically accelerated on the Effective Date as to the number of stock awards that would vest over the twelve (12) month period following the Effective Date had Mr. Vossoughi remained continuously employed by Company during such period except as otherwise specified in the applicable grant notice.

•	All of Mr. Vossoughi’s vested stock awards shall remain exercisable for a period of twelve (12) months following the Effective Date.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Active Network, Inc.

Date: August 2, 2013	By:	/S/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.53	Second Amendment to Credit Agreement, dated as of July 23, 2013, by and among the Registrant, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JP Morgan Securities LLC, as Joint Lead Arrangers and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Book Manager.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of The Active Network, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.