Form 10-Q
period 2013-09-30
ACTIVE NETWORK INC
filed 2013-11-05
CIK 1163932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of October 28, 2013, the registrant had 64,737,183 shares of Common Stock ($0.001 par value) outstanding.

The Active Network, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,330	$58,493
Restricted cash	308	1,145
Registrations receivable	22,580	16,260
Accounts receivable, net	51,774	51,363
Inventories	3,918	4,809
Prepaid expenses and other current assets	10,548	8,922

Total current assets	192,458	140,992
Property and equipment, net	42,500	41,236
Software development costs, net	49,073	51,151
Goodwill	242,869	243,716
Intangible assets, net	46,564	62,806
Other long-term assets	2,600	2,569

Total assets	$576,064	$542,470

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,107	$8,174
Registration fees payable	88,125	61,272
Accrued expenses	51,669	38,865
Deferred revenue	69,715	66,846
Capital lease obligations, current portion	2,278	2,774
Other current liabilities	3,495	4,373

Total current liabilities	218,389	182,304
Capital lease obligations, net of current portion	1,088	2,462
Other long-term liabilities	5,690	6,192
Deferred tax liability	21,427	19,065

Total liabilities	246,594	210,023
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value—authorized, 100,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value—authorized, 1,000,000; issued, 65,303 and 60,670; outstanding, 63,528 and 60,894	64	62
Treasury stock (at cost, 1,776 shares)	(11,959)	(11,959)
Additional paid-in capital	676,592	653,694
Accumulated other comprehensive income	8,052	8,934
Accumulated deficit	(343,279)	(318,284)

Total stockholders’ equity	329,470	332,447

Total liabilities and stockholders’ equity	$576,064	$542,470

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Revenue:
Technology revenue	$104,407	$96,170	$318,870	$288,445
Marketing services revenue	13,128	13,049	37,036	36,776

Total net revenue	117,535	109,219	355,906	325,221
Cost of net revenue:
Cost of technology revenue	50,896	45,571	156,355	142,038
Cost of marketing services revenue	916	1,826	3,131	5,257

Total cost of net revenue	51,812	47,397	159,486	147,295

Gross profit	65,723	61,822	196,420	177,926
Operating expenses:
Sales and marketing	25,307	24,154	79,281	73,462
Research and development	20,703	20,624	63,375	62,954
General and administrative	20,441	15,862	61,980	49,309
Amortization of intangibles	3,956	5,492	12,396	16,780

Total operating expenses	70,407	66,132	217,032	202,505

Loss from operations	(4,684)	(4,310)	(20,612)	(24,579)
Interest income	13	23	44	73
Interest expense	(151)	(239)	(486)	(480)
Other income (expense), net	431	486	(592)	1,363

Loss before provision for income taxes	(4,391)	(4,040)	(21,646)	(23,623)
Provision for income taxes	904	1,982	3,349	5,062

Net loss attributable to common stockholders	$(5,295)	$(6,022)	$(24,995)	$(28,685)

Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.10)	$(0.40)	$(0.49)

Diluted	$(0.08)	$(0.10)	$(0.40)	$(0.49)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	62,757	59,444	61,718	58,259

Diluted	62,757	59,444	61,718	58,259

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(5,295)	$(6,022)	$(24,995)	$(28,685)
Other comprehensive income (loss):
Foreign currency translation	675	1,483	(882)	1,446

Total other comprehensive income (loss)	675	1,483	(882)	1,446

Comprehensive loss	$(4,620)	$(4,539)	$(25,877)	$(27,239)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

THE ACTIVE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(24,995)	$(28,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	30,311	23,995
Amortization of intangible assets	15,970	21,132
Stock-based compensation expense	19,086	11,992
Allowance for doubtful accounts, net of write-offs	(156)	(410)
Deferred tax liability	2,391	3,046
Amortization of acquisition-related costs	(779)	(898)
Gain on contingent consideration	—	(1,123)
Change in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	837	627
Registrations receivable	(6,321)	(4,274)
Accounts receivable	(453)	(2,483)
Inventories	891	(1,831)
Prepaid expenses and other assets	(1,680)	(2,692)
Accounts payable	(4,755)	(1,290)
Registration fees payable	26,854	252
Accrued expenses	15,639	4,706
Deferred revenue	3,105	13,914
Other liabilities	(329)	1,170

Net cash provided by operating activities	75,616	37,148
Investing activities
Purchases of property and equipment	(16,690)	(12,665)
Capitalized software development	(16,266)	(17,194)
Cash paid for acquisitions, net of cash acquired	—	(38,037)

Net cash used in investing activities	(32,956)	(67,896)
Financing activities
Proceeds from issuance of common stock	5,444	9,247
Payments on capital lease obligations	(1,869)	(3,552)
Payments of employee tax withholdings from equity transactions	(1,896)	—
Proceeds from long-term debt	—	5,000
Repayment of long-term debt	—	(10,000)

Net cash provided by financing activities	1,679	695
Effect of exchange rates on cash	498	(147)

Net increase (decrease) in cash and cash equivalents	44,837	(30,200)
Cash and cash equivalents at beginning of period	58,493	108,699

Cash and cash equivalents at end of period	$103,330	$78,499

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$398	$378

Cash paid during the period for taxes	$524	$922

Supplemental disclosures of noncash financing and investing activities
Acquisition of property and equipment under capital leases	$—	$1,334

Fixed asset purchases included in accounts payable and accrued expenses	$739	$2,025

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

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

Pending Merger with Vista Equity Partners

On September 28, 2013, Active, Athlaction Holdings, LLC, a Delaware limited liability company (“Parent”), and Athlaction Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Parent and Purchaser are beneficially owned by affiliates of Vista Equity Partners Fund III, L.P. and Vista Equity Partners Fund IV, L.P. (collectively, “Vista”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Vista commenced a tender offer (the “Offer”) on October 8, 2013 to acquire all of the outstanding shares of common stock of the Company, $0.001 par value per share (the “Shares”), at a purchase price of $14.50 per Share in cash (the “Offer Price”), without interest.

The consummation of the Offer is conditioned on among other things (i) there having been validly tendered and not validly withdrawn Shares that represent one more than 50% of the total number of Shares outstanding on a fully diluted basis at the time of the expiration of the Offer, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”) and (iii) the receipt of proceeds by Parent under certain financing agreements. On October 21, 2013, the waiting period under the HSR Act applicable to the Offer was terminated, and accordingly, the condition relating to the expiration or termination of the HSR Act waiting period has been satisfied.

Following the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the Delaware General Corporation Law (the “DGCL”) and other applicable laws, Purchaser will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, at which time each outstanding Share (other than Shares owned by Parent, Purchaser or the Company, or any of their respective wholly owned subsidiaries, or Shares with respect to which appraisal rights are properly exercised under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest.

The Merger Agreement contains certain termination rights of Vista and Active and provides that, upon the termination of the Merger Agreement under specified circumstances, Active would be required to pay Vista a termination fee of $32.0 million.

2. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Active and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared by the Company, and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of the Company’s financial position, results of operations, comprehensive loss and cash flows for the interim periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all information and footnotes required by GAAP for annual consolidated financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2012 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013. The unaudited condensed consolidated financial statements prepared in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or future operating periods.

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies and recent accounting pronouncements were described in Note 2 to its consolidated financial statements included in its 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in the Company’s accounting policies since December 31, 2012 other than as presented below.

4. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income (loss) if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income (loss). For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This accounting standard became effective for the Company beginning in the first quarter of fiscal 2013, and its adoption did not have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating carryforward, a similar tax loss or a tax credit carryforward exists. The Company will be required to adopt this new standard on a prospective basis in the first quarter of fiscal 2014; however, early adoption is permitted as is a retrospective application. The Company is currently evaluating the timing, transition method and impact of this new standard on its consolidated results of operations and financial condition.

5. Business Combination

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

The Company’s common stock traded at or above $15.00 per share for three consecutive days subsequent to April 11, 2012, the effective registration date of the shares; accordingly the contingently issuable shares were not issuable to the former StarCite security holders. Immediately prior to the effective date of the registration statement, the estimated fair value of the contingent consideration was approximately $38,000. The change in the estimated fair value of the contingent consideration was recorded in other income in the Company’s unaudited condensed consolidated statements of operations and the remaining fair value was transferred from other current liabilities to equity.

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

6. Fair Value Measurements

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis were insignificant at September 30, 2013 and December 31, 2012.

7. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is as follows (in thousands):

	September, 30 2013	December 31, 2012
Accounts receivable	$52,920	$52,353
Less: Allowance for doubtful accounts	(1,146)	(990)

Accounts receivable, net	$51,774	$51,363

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

8. Property and Equipment

Property and equipment is as follows (in thousands):

	September 30, 2013	December 31, 2012
Computer and software	$92,133	$80,521
Furniture and fixtures	10,776	10,307
Leasehold improvements	7,702	6,485

Property and equipment	110,611	97,313
Less: Accumulated depreciation	(68,111)	(56,077)

Property and equipment, net	$42,500	$41,236

Depreciation expense was $4.1 million and $3.9 million for the three months ended September 30, 2013 and 2012, respectively, and $12.3 million and $11.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Included in fixed assets are $14.5 million of equipment under capital leases at September 30, 2013 and December 31, 2012. Accumulated amortization of assets under capital leases totaled $9.6 million and $7.9 million at September 30, 2013 and December 31, 2012, respectively.

9. Software Development Costs

Capitalized software development costs are as follows (in thousands):

	September 30, 2013	December 31, 2012
Software development costs	$104,945	$89,221
Less: Accumulated amortization	(55,872)	(38,070)

Software development costs, net	$49,073	$51,151

Amortization expense was $6.2 million and $4.2 million for the three months ended September 30, 2013 and 2012, respectively, and $18.0 million and $12.4 million for the nine months ended September 30, 2013 and 2012, respectively.

10. Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2013 is as follows (in thousands):

	Technology	Marketing Services	Total
Balance at December 31, 2012	$230,998	$12,718	$243,716
Effect of exchange rate changes	(847)	—	(847)

Balance at September 30, 2013	$230,151	$12,718	$242,869

11. Intangible Assets

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

Certain of the Company’s intangible assets were recorded in foreign currencies and both the gross carrying amounts and accumulated amortization are subject to foreign exchange adjustments. The carrying values of amortized intangible assets are as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$24,353	$(17,308)	$7,045	$24,800	$(14,124)	$10,676
Non-compete agreements	2,098	(1,357)	741	2,098	(832)	1,266
Customer relationships	44,132	(16,074)	28,058	44,132	(11,256)	32,876
Trade names	12,920	(5,087)	7,833	13,385	(4,113)	9,272
Customer contracts	27,997	(25,110)	2,887	46,888	(38,172)	8,716

Intangible assets	$111,500	$(64,936)	$46,564	$131,303	$(68,497)	$62,806

Amortization of intellectual property is recorded in cost of revenue, while the amortization of other acquired intangible assets is included in operating expenses. The following table summarizes the classification of amortization expense of acquired intangible assets for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of technology revenue	$1,166	$1,323	$3,530	$4,034
Cost of marketing services revenue	15	85	44	318
Operating expenses	3,956	5,492	12,396	16,780

Total amortization of acquired intangible assets	$5,137	$6,900	$15,970	$21,132

12. Accrued Expenses

The following table presents the detail of accrued expenses for the periods presented (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation	$24,088	$14,569
Sales and other foreign taxes	7,468	6,065
Accrued rebates	4,719	4,234
Other accrued expenses	15,394	13,997

Accrued expenses	$51,669	$38,865

13. Long-Term Debt

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

Any advance under the Credit Facility will accrue interest at rates per annum that are equal to, based on certain conditions, either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. The unused portion of the Credit Facility will also be subject to an unused fee that will be calculated at a per annum rate of 0.25%. The interest rate under the Credit Facility was 1.75% and 1.81% as of September 30, 2013 and December 31, 2012, respectively.

Under the Credit Facility, the Company is required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of the Company’s tangible and intangible assets are considered collateral security under the secured Credit Facility. As of September 30, 2013 and December 31, 2012, the Company was in compliance with all specified financial covenants and ratios.

The Company had no amount outstanding under the Credit Facility as of September 30, 2013 and December 31, 2012. Amounts available under the Credit Facility were $94.2 million and $93.9 million as of September 30, 2013 and December 31, 2012, respectively, net of $5.8 million and $6.1 million in outstanding letters of credit, respectively.

14. Commitments and Contingencies

Operating Leases

The Company leases its office and datacenter facilities under non-cancelable leases that expire at various times through 2021. The Company is also responsible for certain real estate taxes, utilities and maintenance costs on its office facilities. Rent expense was approximately $3.3 million and $3.7 million for the three months ended September 30, 2013 and 2012, respectively, and $10.4 million and $10.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Guarantees

The Company enters into arrangements with third-party customers to guarantee performance by the Company. The Company may provide a corporate guarantee, irrevocable letter of credit, surety bond or any other form of guarantee acceptable to the third-party customer. As of September 30, 2013 and December 31, 2012, the Company had guarantees of $5.8 million and $7.2 million, respectively.

Self-Insured Health Plan

The Company is generally self-insured for losses and liabilities related to health benefits. The Company’s self-insurance accruals are based on estimates, and while the Company believes that the amounts accrued are adequate, the ultimate claims may be in excess of the amounts provided. The Company’s accrued health benefits liability was $1.3 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively.

Sales and Use Tax

In the normal course of business, the Company is subject to sales and use tax audits in certain states. As a result, the Company records a liability for sales and use taxes and evaluates the adequacy of such amounts each reporting period. At September 30, 2013 and December 31, 2012, the Company maintained a liability for sales and use taxes of approximately $5.0 million and $5.1 million, respectively.

In June 2013, the Company was notified by the Texas Comptroller of Public Accounts that it had concluded its sales and use tax audit for the periods of April 1, 2009 through June 30, 2012. In July 2013, the Company was notified by the New York State Department of Taxation and Finance that it had concluded its sales and use tax audit for the periods of June 1, 2010 through February 28, 2013. Based on the results of these audits, the Company reduced its sales and use tax liability by approximately $1.0 million and $1.6 million, during the three and nine months ended September 30, 2013, respectively, which the Company recorded as a reduction to its operating expenses on its unaudited condensed consolidated financial statements.

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

Penalty Accruals

The Company maintains a liability of $1.1 million and $1.5 million at September 30, 2013 and December 31, 2012, respectively, as a result of the potential exposure for penalties from its customers for various technical disruptions. The Company estimates the penalty accrual based on specific identification and the Company’s historical experience.

Separation Arrangements

On May 1, 2013, Matthew Landa resigned from his position as Chief Executive Officer of the Company effective April 30, 2013 and David Alberga resigned from his position as Executive Chairman of the Company and Chairman of the Board of Directors of the Company effective April 30, 2013. Mr. Alberga remains a member of the Company’s Board of Directors.

In connection with their separations, Mr. Landa and Mr. Alberga received or are entitled to certain termination benefits including severance payments equal to twelve months of their base salaries, prorated annual target bonus payments, health coverage for twelve months from the date of termination, acceleration of certain unvested stock-based awards and an extension to exercise vested stock-based awards. The Company recorded severance charges of approximately $7.2 million during the quarter ended June 30, 2013. The Company will record an additional $665,000 of stock-based compensation expense for Mr. Alberga over his remaining one-year term as a member of the Company’s Board of Directors.

On August 1, 2013, Kory Vossoughi resigned from his position as Chief Legal Officer, General Counsel and Secretary of the Company effective July 30, 2013. In connection with his retention agreement, Mr. Vossoughi received or is entitled to certain payments and benefits including a severance payment equal to twelve months of his base salary, prorated annual target bonus payment, health coverage for twelve months from the date of separation, acceleration of certain unvested stock-based awards and an extension to exercise vested stock-based awards. The Company recorded severance charges of approximately $1.0 million during the quarter ended September 30, 2013.

15. Legal Proceedings

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

Pending Merger Litigation

On October 4, 2013, a putative stockholder class action was filed in the Superior Court of the State of California, County of San Diego captioned D’Ambrosia v. The Active Network, Inc., et al., seeking to enjoin the transactions, including the Offer and the Merger. The complaint names the Company and the members of the Company Board as defendants. The complaint also names Vista Equity Partners, Parent, and Purchaser as defendants. The complaint generally alleges, among other things, that the members of the Company Board breached their fiduciary duties to the Company’s stockholders by agreeing to sell the Company to Vista for an unfair price and pursuant to an unfair process, agreeing to certain provisions in the Merger Agreement that purportedly deter alternative bids for the Company, and putting their personal interests ahead of the interests the Company’s stockholders. The complaint also alleges that the Company and Vista aided and abetted the alleged breaches of fiduciary duty by the members of the Company Board. The complaint seeks injunctive relief, monetary damages, an award of attorneys’ fees and other fees and costs, in addition to other relief.

On October 8, 2013, a second putative stockholder class action complaint was filed in the Superior Court of the State of California, County of San Diego, captioned Bushansky v. The Active Network, Inc., et al., seeking to enjoin the transactions, including the Offer and the Merger. The complaint names the Company and certain members of the Company Board as defendants. The complaint generally alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders by, among other things, failing to take steps to maximize the value of the Company to its public stockholders, properly value the Company and protect against purported conflicts of interests in connection with the proposed sale of the Company. The complaint seeks injunctive relief, monetary damages, an award of attorneys’ fees and other costs and expenses and, in the event the proposed sale is consummated, rescission and compensatory damages. On October 11, 2013, the complaint in the Bushansky action was amended to, among other things, add allegations that the members of the Company Board breached their fiduciary duties to stockholders of the Company because the Schedule 14D-9 purportedly fails to provide the Company’s stockholders with all material information necessary to make an informed decision whether to tender their shares.

On October 15, 2013, a putative stockholder class action was filed in the Superior Court of the State of California, County of San Diego captioned Gupta v. The Active Networks, Inc., et al, seeking to enjoin the Transactions, including the Offer and the Merger. The complaint names the Company and the members of the Company Board as defendants. The complaint also names Vista Equity Partners, Parent, and Purchaser as defendants. The complaint generally alleges, among other things, that the members of the Company Board breached their fiduciary duties to the Company’s stockholders by agreeing to sell the Company to Vista for an unfair price and pursuant to an unfair process, agreeing to certain provisions in the Merger Agreement that purportedly deter alternative bids for the Company, putting their personal interests ahead of the interests the Company’s stockholders, and failing to fully disclose to the Company’s stockholders all material information necessary to make an informed decision regarding whether to tender their Shares. The complaint also alleges that the Company, Vista Equity Partners, Parent, and Purchaser aided and abetted the alleged breaches of fiduciary duty by the members of the Company Board. The complaint seeks injunctive relief, rescission, monetary damages, an award of attorneys’ fees and other fees and costs, in addition to other relief.

The Company has completed a review of these matters and believes the asserted claims against the Company are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the claims, due to the uncertainty surrounding the litigation process, the Company is unable, at this time, to reasonably predict the ultimate outcome of the above matters or estimate the possible loss or range of losses, if any, which may be incurred.

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

16. Stock-Based Compensation

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

Stock Options

Stock option activity for the nine months ended September 30, 2013 is as follows:

Stock Options	Number of Shares Underlying Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	7,661,908	$5.11
Granted	100,000	5.03
Exercised	(1,523,895)	3.14
Cancelled or expired	(581,605)	9.92

Outstanding at September 30, 2013	5,656,408	$5.15

On April 30, 2013, the Company granted 100,000 stock options to its interim chief executive officer which vest over eight months.

The fair value of stock options granted that contain only a service condition as a requirement for vesting, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Volatility	—	—	58%	51.8-52.8%
Expected dividend yield	—	—	—	—
Risk-free rate	—	—	0.1%	0.7-1.1%
Expected term (in years)	—	—	0.7	5.0

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options is approximately $4.5 million as of September 30, 2013 and is expected to be recognized over a weighted-average period of 1.6 years.

Market Stock Options

Market stock option activity for the nine months ended September 30, 2013 is as follows:

Market Stock Options	Number of Shares Underlying Options	Weighted-Average Exercise Price
Outstanding at December 31, 2012	707,113	$13.06
Granted	—	—
Exercised	—	—
Cancelled or expired	(212,239)	13.06

Outstanding at September 30, 2013	494,874	$13.06

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

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested market stock options is approximately $1.0 million as of September 30, 2013 and is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

RSU and PRSU activity for the nine months ended September 30, 2013 is as follows:

RSUs and PRSUs	Number of RSUs	Weighted- Average Grant Date Close Price of RSUs	Number of PRSUs	Weighted- Average Grant Date Close Price of PRSUs
Unvested at December 31, 2012	1,786,301	$13.97	742,882	$12.14
Granted	1,931,448	6.37	—	—
Released	(636,308)	14.20	(99,056)	13.67
Cancelled or expired	(299,501)	11.32	(314,011)	11.60

Unvested at September 30, 2013	2,781,940	$9.17	329,815	$12.20

The fair value of RSUs and PRSUs is based on the stock price on the date of grant. The RSUs vest over an eight month to four year period following the date of grant. The PRSUs vest over a two to four year period following the date of grant, subject to the achievement of certain performance objectives.

The number of PRSUs granted in the table above represents the maximum number of awards that could ultimately be issued if certain Company financial targets, as defined under the agreements, are achieved. The shares, if any, will be issued on a one-for-one basis following the end of the applicable performance and service periods. 197,510 PRSUs can be settled in cash or shares at the election of the Company. Compensation cost associated with the PRSUs is recognized when the performance metrics are determined to be probable of achievement over the requisite service periods. The Company has 315,316 PRSUs for which the performance metrics are not yet determined.

At September 30, 2013, the remaining unrecognized compensation expense, adjusted for estimated forfeitures, related to RSUs is $21.9 million and is expected to be recognized over a weighted-average period of 2.8 years. The remaining unrecognized compensation expense associated with the maximum number of PRSUs that could ultimately be issued of $4.0 million will be recognized if and when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures, over the requisite service period. The Company will reassess the probability of vesting at each reporting period for awards with performance conditions and adjust its stock-based compensation expense based on its probability assessment.

Market Stock Units

MSU activity for the nine months ended September 30, 2013 is as follows:

MSUs	Number of MSUs	Weighted- Average Grant Date Close Price of MSUs
Unvested at December 31, 2012	—	$—
Granted	951,574	6.27
Released	(7,450)	5.03
Cancelled or expired	(97,349)	5.67

Unvested at September 30, 2013	846,775	$6.35

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

At September 30, 2013, the remaining unrecognized compensation cost, adjusted for estimated forfeitures, related to MSUs is $5.2 million and is expected to be recognized over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

The Company issued 158,292 shares for approximately $0.7 million in employee contributions during the nine months ended September 30, 2013 under the Company’s 2011 Employee Stock Purchase Plan (“2011 ESPP”).

The fair value of each purchase option under the 2011 ESPP is estimated at the beginning of each six-month offering period using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Volatility	43.1%	44.5%	43.1-55.1%	44.5-57.9%
Expected dividend yield	—	—	—	—
Risk-free rate	0.1%	0.2%	0.1%	0.2%
Expected term (in years)	0.5	0.5	0.5	0.5

As of September 30, 2013, total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2011 ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of less than six months. As of December 31, 2012, 244,947 shares were issued with a weighted average fair value of $7.80.

Stock-Based Compensation Expense

The following table presents the effects of stock-based compensation expense related to stock-based awards to employees in the Company’s unaudited condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$174	$222	$457	$474
Sales and marketing	1,242	1,007	2,833	2,709
Research and development	674	662	1,683	1,782
General and administrative	3,544	2,770	14,113	7,027

Total stock-based compensation	$5,634	$4,661	$19,086	$11,992

The components of stock-based compensation expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$1,447	$2,051	$6,303	$6,057
Restricted stock	2,746	2,418	6,967	5,251
Common stock	—	—	2,797	—
MSUs	1,176	—	1,617	—
PRSUs	194	(18)	1,125	105
ESPP	71	210	277	579

Total stock-based compensation	$5,634	$4,661	$19,086	$11,992

Stock-based compensation expense for the three and nine months ended September 30, 2013 included $0.6 million and $6.3 million related to separation payments for the acceleration of non-vested equity awards and the grant of 456,297 shares of the Company’s common stock, due to the departures of the Company’s former chief executive officer and executive chairman on April 30, 2013 and the former chief legal officer on July 30, 2013. (see note 14)

17. Net Loss Attributable to Common Stockholders

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

The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss per share:
Net loss attributable to common stockholders	$(5,295)	$(6,022)	$(24,995)	$(28,685)

Weighted-average common shares outstanding:
Basic	62,757	59,444	61,718	58,259

Diluted	62,757	59,444	61,718	58,259

Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.10)	$(0.40)	$(0.49)

Diluted	$(0.08)	$(0.10)	$(0.40)	$(0.49)

Potentially dilutive securities not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common stock and common stock subject to repurchase	6,375,972	8,959,554	7,063,812	10,089,241
Restricted stock	2,916,282	1,699,882	2,426,799	1,323,864
Employee stock purchase plan shares	131,120	119,529	148,623	96,543
Market Stock Units	1,714,466	—	992,195	—
Common stock warrants	—	634	—	634

	11,137,840	10,779,599	10,631,429	11,510,282

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

Summarized information by segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue by segment:
Technology	$104,407	$96,170	$318,870	$288,445
Marketing services	13,128	13,049	37,036	36,776

Total net revenue	$117,535	$109,219	$355,906	$325,221

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs:
Technology	$26,609	$20,728	$75,964	$52,736
Marketing services	3,904	5,341	8,845	12,143

Total segment operating income before depreciation, amortization, stock-based compensation expense and unallocated corporate costs	30,513	26,069	84,809	64,879
Depreciation and amortization	(15,422)	(15,033)	(46,281)	(45,127)
Stock-based compensation expense	(5,634)	(4,661)	(19,086)	(11,992)
Unallocated corporate costs	(14,141)	(10,685)	(40,054)	(32,339)

Loss from operations	$(4,684)	$(4,310)	$(20,612)	$(24,579)

The Company allocates its net revenue to geographic regions based on the location at which each sale originates. The following tables set forth net revenue and long-lived assets by major geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue:
North America	$113,522	$105,963	$345,217	$315,947
Europe and other	4,013	3,256	10,689	9,274

Total net revenue	$117,535	$109,219	$355,906	$325,221

	September 30, 2013	December 31, 2012
Property and equipment, net:
North America	$39,463	$39,460
Europe and other	3,037	1,776

Total property and equipment, net	$42,500	$41,236

19. Income Taxes

The effective tax rate of (15.5)% for the nine months ended September 30, 2013 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the increase in the valuation allowance and discrete items recorded in the period.

The Company has uncertain tax positions of $0 million and $1.3 million as of September 30, 2013 and December 31, 2012, respectively. The Company’s policy for recording interest and penalties on uncertain tax positions is to record such items as a component of income tax expense. As of September 30, 2013 and December 31, 2012, there were no interest or penalties accrued for uncertain tax positions.

The Company reduces its deferred tax asset resulting from future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of these deferred taxes will not be realized. The timing of the reversal of deferred tax liabilities associated with tax deductible goodwill is not certain and thus not available to assure the realization of deferred tax assets. Similarly, state deferred tax liabilities in excess of state deferred tax assets are not available to ensure the realization of federal deferred tax assets. After consideration of these limitations associated with deferred tax liabilities, the Company has deferred tax assets in excess of deferred tax liabilities for the periods presented. As the Company has no history of generating book income, the ultimate future realization of these excess deferred tax assets is not more likely than not and thus subject to a valuation allowance. Accordingly, the Company has established a valuation allowance against its domestic deferred tax assets. A valuation allowance has not been recorded against the Company’s foreign deferred tax assets as there are sufficient future taxable temporary differences in foreign jurisdictions to assure the realization of foreign deferred tax assets. Deferred tax assets of $0.7 million are included in prepaid expenses and other current assets on the balance sheet at September 30, 2013 and December 31, 2012.

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

20. Related Party Transactions

ESPN Online Investments, Inc. (“ESPN”) is a significant common stockholder in the Company. The Company also sells its services to ESPN and its affiliates. The Company recorded no net revenues from ESPN and its affiliates for the three months ended September 30, 2013, less than $0.1 million for the three months ended September 30, 2012, and less than $0.1 million for the nine months ended September 30, 2013 and 2012.

ESPN is a wholly-owned subsidiary of The Walt Disney Company (“Disney”). The Company entered into an online services agreement with Disney to provide registration and advertising. The Company recorded net revenues from Disney of $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.6 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.

In August 2006, the Company entered into a Master Services Agreement and certain other related agreements with the United States Tennis Association (“USTA”) as amended in December 2010. Former members of the Company’s Board of Directors are the managing director for recreational tennis and chief financial officer at the USTA. Pursuant to the terms of these agreements, the USTA purchases certain software services from the Company. Net revenue from the USTA and its affiliates was approximately $1.3 million for the three months ended September 30, 2013 and 2012, and $4.1 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively.

21. Employee Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covering all full-time employees who meet certain eligibility requirements. Eligible employees may defer up to 4% of their pre-tax compensation, up to the annual maximum allowed by the Internal Revenue Service. Under the 401(k) Plan, the Company may, but is not obligated to, match a portion of the employee contributions up to a defined maximum. The Company made matching contributions $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $0.8 million for the nine months ended September 30, 2013 and 2012.

Deferred Compensation Plan

In July 2012, the Company approved an unfunded, non-qualified Deferred Compensation Plan for certain employees. Under the Deferred Compensation Plan, participants may elect to defer up to 80% of their base salaries and up to 100% of performance-based compensation and commissions. The Company may also, at its discretion, match a portion of the employee contributions up to a defined maximum for each deferral election as prescribed in the Deferred Compensation Plan. The Company contributions vest annually over a four year period, subject to the employee’s continued service with the Company. The Company’s liability for the deferred compensation plan totaled less than $0.1 million as of September 30, 2013 and December 31, 2012, respectively, and is included in other liabilities in the consolidated balance sheets. Beginning in the first quarter of 2013, participant contributions are invested in Company-owned life insurance policies, which had a cash surrender value of less than $0.1 million and is included in prepaids and other current assets in the consolidated balance sheet at September 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Overview

We have Entered into an Agreement to be Acquired by Vista Equity Partners

On September 28, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Athlaction Holdings, LLC, a Delaware limited liability company (“Parent”), and Athlaction Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are beneficially owned by affiliates of Vista Equity Partners Fund III, L.P. and Vista Equity Partners Fund IV, L.P. (collectively, “Vista”). Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Vista commenced a tender offer (the “Offer”) on October 8, 2013 to acquire all of the outstanding shares of common stock of the Company, $0.001 par value per share (the “Shares”), at a purchase price of $14.50 per Share in cash (the “Offer Price”), without interest. The Merger Agreement also provides that the Purchaser will be merged with and into us, and we will continue as a wholly owned subsidiary of the Parent (the “Merger”).

In addition, the Merger Agreement provides, that immediately prior to the consummation of the Merger all options to purchase our common stock that are outstanding whether or not vested, will be cancelled and automatically converted into the right to receive cash, without interest equal to the aggregate number of common stock issuable upon exercise of such option at $14.50 less the per share exercise price of each option. All of our outstanding unvested restricted stock units, unvested performance based restricted stock units and unvested market stock units will become fully vested and converted into the right to receive $14.50 in cash for each share of common stock underlying such equity award. We have also suspended the commencement of new offering periods under our 2011 Employee Stock Purchase Plan following October 31, 2013.

Completion of the Merger is subject to certain conditions, including among other things (i) there having been validly tendered and not validly withdrawn Shares that represent one more than 50% of the total number of Shares outstanding on a fully diluted basis at the time of the expiration of the Offer, and (ii) the receipt of proceeds by Parent under certain financing agreements, including debt commitment letters from Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Royal Bank of Canada, RBC Capital Markets, Bank of Montreal, and BMO Capital Markets Corp.

If we consummate the Merger, we will become a wholly-owned subsidiary of Vista. Accordingly, the remainder of the discussion in this “Overview” section — which assumes we remain a stand-alone business — should be read with the understanding that should the Merger be completed, Vista will have the power to control the conduct of our business.

Business, Principal Products and Customers

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

We serve a wide range of customers including community and sports organizations, large corporations, small and medium-sized businesses, educational institutions, federal and state government agencies, non-profit organizations and other similar entities. We primarily generate revenue from technology fees paid by participants who register for our customers’ activities through our cloud computing applications. During the nine months ended September 30, 2013, we generated revenue of $355.9 million, as compared to $325.2 million in the nine months ended September 30, 2012, an increase of 9%.

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

Technology Revenue. Our technology revenue was 90% of our total revenue for the nine months ended September 30, 2013. Of our technology revenue recognized during the nine months ended September 30, 2013, 76% related to registration revenue and 24% related to licensed software, maintenance, hosting, and implementation revenue. During the nine months ended September 30, 2013, we processed 74.7 million consumer registrations.

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

        Licensed software, maintenance, hosting and implementation revenue was 24% of our technology revenue for the nine months ended September 30, 2013. In previous acquisitions, we acquired licensed software products which include licensed software, maintenance and services. As the market has become more receptive, we have begun transitioning these customers to our solutions. We anticipate that our licensed software, maintenance and services revenue will continue to decline as a percentage of our overall business. In the future, we anticipate sales in our technology segment will be primarily driven by technology fees from our cloud offerings.

Marketing Services Revenue. Our marketing services revenue was 10% of our total revenue for the nine months ended September 30, 2013. The marketing services segment works to provide the organizations within our technology segment and their participants with marketing solutions, online communities, membership programs and hosted websites. We group these sales as online services, field marketing and commerce. Online services include online advertising, email marketing and targeted newsletter promotions. We provide field marketing services including event promotions and sponsorships. Our commerce revenue consists of membership programs, training programs and websites. Contracts within our marketing services segment vary in length but are generally less than one year. We obtain customers through direct sales, inside sales and self-setup.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net registration revenue (1)	$78,957	$72,703	9%	$241,768	$220,076	10%
Registrations	26,840	25,207	6%	74,716	71,466	5%
Net registration revenue per registration	$2.94	$2.88	2%	$3.24	$3.08	5%

(1)	Includes revenue of $3.2 million and $2.2 million related to pre-purchased registration with associated technology fees of $0.2 million and less than $0.1 million during the three months ended September 30, 2013 and 2012, respectively, and revenues of $8.6 million and $4.4 million related to pre-purchased registration with associated technology fees of $0.7 million and $0.4 million during the nine months ended September 30, 2013 and 2012, respectively.

Registrations increased 1.6 million, or 6%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and 3.3 million, or 5%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increases were primarily due to higher registrations from new parks and recreation customers of the community activities customer group and higher registrations in certain large multi-event organizations in our sports customer group. The average revenue per registration increased 2% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and 5% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was mainly due to an increase in the number of business solutions customers which have higher revenue per registration than the rest of our customer groups, and an increase in net registration revenue related to pre-purchased registrations in our sports customer group.

Mobile Devices. During the three and nine months ended September 30, 2013 and 2012, we do not believe a significant number of our registrations were made on a mobile or tablet device. We anticipate that revenue attributable to mobile usage will increase in future years due to users increasingly accessing the Internet through mobile devices.

Basis of Presentation

General

The unaudited condensed consolidated financial statements include the accounts of The Active Network, Inc. and its wholly-owned subsidiaries. All intercompany balances have been eliminated.

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

The following table presents a reconciliation of Adjusted EBITDA for each of the three and nine month periods ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Reconciliation of Adjusted EBITDA to Net Loss:
Net loss	(5,295)	(6,022)	(24,995)	(28,685)
Interest expense, net	138	216	442	407
Provision for income taxes	904	1,982	3,349	5,062
Depreciation and amortization	15,422	15,033	46,281	45,127
Stock-based compensation	5,634	4,661	19,086	11,992
Other (income) expense, net	(431)	(486)	592	(1,363)

Adjusted EBITDA	16,372	15,384	44,755	32,540

Critical Accounting Policies

In presenting our unaudited condensed consolidated financial statements in conformity with U.S. generally accepting accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures.

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

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our unaudited condensed consolidated financial statements.

•	Revenue recognition

•	Software development costs

•	Business combinations

•	Impairment of goodwill, indefinite-lived intangible assets and long-lived assets

•	Income taxes

•	Stock-based compensation

As of September 30, 2013, there have been no material changes to the items disclosed as critical accounting policies and estimates in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II—Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following tables set forth our results of operations for the periods presented and those results as a percentage of our revenue. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net revenue:
Technology revenue	$104,407	$96,170	$318,870	$288,445
Marketing services revenue	13,128	13,049	37,036	36,776

Total net revenue	117,535	109,219	355,906	325,221
Cost of net revenue:
Cost of technology revenue	50,896	45,571	156,355	142,038
Cost of marketing services revenue	916	1,826	3,131	5,257

Cost of net revenue	51,812	47,397	159,486	147,295

Gross profit	65,723	61,822	196,420	177,926
Operating expenses:
Sales and marketing	25,307	24,154	79,281	73,462
Research and development	20,703	20,624	63,375	62,954
General and administrative	20,441	15,862	61,980	49,309
Amortization of intangibles	3,956	5,492	12,396	16,780

Total operating expenses	70,407	66,132	217,032	202,505

Loss from operations	(4,684)	(4,310)	(20,612)	(24,579)
Interest income	13	23	44	73
Interest expense	(151)	(239)	(486)	(480)
Other income (expense), net	431	486	(592)	1,363

Loss before provision for income taxes	(4,391)	(4,040)	(21,646)	(23,623)
Income tax provision	904	1,982	3,349	5,062

Net loss attributable to common stockholders	$(5,295)	$(6,022)	$(24,995)	$(28,685)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(As of percentage of net revenue)
Net Revenue	100%	100%	100%	100%
Cost of net revenue	44	43	45	45
Gross profit	56	57	55	55
Operating expenses:
Sales and marketing	22	22	22	23
Research and development	18	19	18	19
General and administrative	17	15	17	15
Amortization of intangibles	3	5	4	5

Total operating expenses	60	61	61	62
Loss from operations	(4)	(4)	(6)	(7)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (expense) income, net	—	—	—	—

Loss before provision for income taxes	(4)	(4)	(6)	(7)
Provision for income taxes	1	2	1	2

Net loss	(5)%	(6)%	(7)%	(9)%

Three and Nine Months ended September 30, 2013 and 2012

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Net revenue:
Technology revenue	$104,407	$96,170	9%	$318,870	$288,445	11%
Marketing services revenue	13,128	13,049	1%	37,036	36,776	1%

Net revenue	$117,535	$109,219	8%	$355,906	$325,221	9%

Total revenue increased $8.3 million, or 8%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $30.7 million, or 9%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as discussed below.

Technology revenue. Net registration revenue increased $6.3 million, or 9%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $21.7 million, or 10%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was driven by higher revenue in our business solutions, communities and sports customer groups, as well as an increase in net registration revenue related to pre-purchased registrations. Software revenue increased $1.9 million, or 8%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $8.7 million, or 13%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due to an increase in revenue from business solutions, ski attractions and from our faith offerings. In total, technology revenue increased $8.2 million, or 9%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $30.4 million, or 11%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Marketing services revenue. Marketing services revenue increased less than $0.1 million, or 1%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $0.3 million, or 1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Revenue related to our membership programs increased as membership increased, offset by lower revenue related to our field marketing services and website development as a result of refocusing our marketing services offerings towards our customers.

Costs and Expenses

Employee related expenses. Headcount and its related expenses make up a significant portion of our total expenses. We define employee related expenses as salaries, fringe benefits, facilities costs, employee travel, commissions, bonuses, stock-based compensation and other employee expenses.

Cost of Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (Dollars in thousands)
Cost of net revenue	$51,812	$47,397	9%	$159,486	$147,295	8%
Headcount (at period end)				1,359	1,412	(4)%

Cost of net revenue increased $4.4 million, or 9%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $12.2 million, or 8%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Employee related costs increased $0.7 million, or 4%, for the three months ended September 30, 2013 mainly due to higher costs for employee related travel and commissions, as well as higher recognition of costs for completed customer contracts. Employee related costs decreased $0.5 million, or 1%, for the nine months ended September 30, 2013, related mainly to a 4% decrease in headcount, which was due to a decline in seasonal employees and a decline in other call center employees due to efficiencies in operations. Depreciation of fixed assets and amortization of capitalized software increased $2.1 million, or 26%, for the three months ended September 30, 2013 and $6.0 million, or 25%, for the nine months ended September 30, 2013 mainly attributable to additions of fixed assets and capitalized software in earlier periods. Inventory costs also increased $1.1 million, or 55%, for the three months ended September 30, 2013 and $4.2 million, or 125%, for the nine months ended September 30, 2013 resulting from increased pre-purchased registrations in our sports customer group. Credit card processing fees increased $1.8 million, or 17%, for the three months ended September 30, 2013 and $4.8 million, or 13%, for the nine months ended September 30, 2013, related to growth in registration revenue. All other costs, including contractors, web hosting, and marketing declined $1.3 million, or 15%, for the three months, and $2.4 million, or 9%, for the nine months, primarily due to benefits realized through data center consolidations and through efficiencies in operations.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (Dollars in thousands)
Sales and marketing	$25,307	$24,154	5%	$79,281	$73,462	8%
Headcount (at period end)				658	625	5%

Sales and marketing expense increased $1.1 million, or 5%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $5.8 million, or 8%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase was primarily due to higher employee related expenses of $1.2 million, or 5%, for the three months ended September 30, 2013, and $6.1 million, or 10%, for the nine months ended September 30, 2013 primarily due to an increase in headcount. For the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012, the headcount increase was 5% as we invested in our sales and marketing staff to support future revenue growth. The employee related costs included higher commissions and salaries expenses, as well as costs for sales training. In the nine months ended September 30, 2013, software expenses increased $0.6 million related to our licensing of CRM software, and this was offset by lower contractor expenses of $0.8 million mainly related to costs for the implementation of our CRM software in the nine months ended September 30, 2012, that are not reoccurring in 2013.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (Dollars in thousands)
Research and development	$20,703	$20,624	0%	$63,375	$62,954	1%
Headcount (at period end)				964	1,065	(9)%

Research and development expense increased less than $0.1 million, or less than 1%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $0.4 million, or 1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Employee related expenses increased $0.6 million, or 3%, for the three months ended September 30, 2013 and $2.2 million, or 4%, for the nine months ended September 30, 2013, as lower salaries from a 9% decline in headcount was offset by lower capitalized software. Contractor costs declined $0.4 million, or 33%, for the three months ended September 30, 2013 and $1.3 million, or 31%, for the nine months ended September 30, 2013 as we completed certain implementations in 2012, mainly related to our outdoors customer group.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (Dollars in thousands)
General and administrative	$20,441	$15,862	29%	$61,980	$49,309	26%
Headcount (at period end)				346	345	0%

General and administrative expense increased $4.6 million, or 29%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $12.7 million, or 26%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. General and administrative expense for the three months ended September 30, 2013 included $2.7 million due to financial and legal advisory fees associated with the Company’s strategic review process resulting in the Company entering into the Merger Agreement with Vista and $0.6 million related to the acceleration of unvested equity awards and $0.4 million in separation payments resulting from the departure of the Company’s former chief legal officer. The nine months ended September 30, 2013 included $6.3 million related to the acceleration of unvested equity awards and the grant of common shares and $1.9 million in separation payments and legal costs resulting from the departure of the Company’s former chief executive officer and executive chairman on April 30, 2013 and former chief legal officer on July 30, 2013 and $2.9 million due to financial and legal advisory fees associated with the Company’s strategic review process. Employee related expenses, excluding the management change costs, also increased $1.5 million for the three months and $3.1 million for the nine months ended September 30, 2013 due to an increase in the bonus plan accrual as well as higher salaries. This was partially offset by lower expenses for contractors and tax credits in 2013.

Amortization of Intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Amortization of intangibles	$3,956	$5,492	(28)%	$12,396	$16,780	(26)%

Amortization of intangibles decreased $1.6 million, or 28%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $4.4 million, or 26%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease was due to a decline in amortization expense as a result of certain intangibles being fully amortized.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (In thousands)			(Unaudited) (In thousands)
Interest income	$13	$23	(43)%	$44	$73	(40)%
Interest expense	(151)	(239)	(37)%	(486)	(480)	1%
Other income (expense), net	431	486	(11)%	(592)	1,363	(143)%

Interest and other income (expense), net	$293	$270	9%	$(1,034)	$956	(208)%

Interest income decreased by less than $0.1 million, or 43%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and less than $0.1 million, or 40%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to a decrease in exchange rates on our foreign currency cash accounts.

Interest expense decreased by less than $0.1 million, or 37%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a decrease in interest paid on capital leases and increased by less than $0.1 million, or 1%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase in loan fee amortization offset by a decrease in interest paid on capital leases.

Other income (expense), net was $0.4 million income for the three months ended September 30, 2013 and $0.6 million expense for the nine months ended September 30, 2013, and was primarily related to fluctuations in exchange rates. Other income (expense), net was $0.5 million income for the three months ended September 30, 2012 primarily related to gains on foreign exchange due to fluctuations in exchange rate. Other income (expense) was $1.4 million income for the nine months ended September 30, 2012 and included a gain resulting from the change in the fair value of contingent consideration related to an acquisition of $1.1 million, which settled in the second quarter of 2012 and due to gains on foreign exchange due to fluctuations in exchange rates.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Unaudited) (In thousands)
Provision for income taxes	$904	$1,982	(54)%	$3,349	$5,062	(34)%

Provision for income taxes decreased $1.1 million, or 54%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $1.7 million, or 34%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The provision for each period is primarily the result of increases in our deferred tax liabilities from the amortization of tax deductible goodwill. In addition, during the nine months ended September 30, 2012, the Company recorded an expense of $1.3 million related to a tax assessment from the Canadian Revenue Agency. During the nine months ended September 30, 2013, we recorded an additional expense of $0.2 million related to uncertain tax positions principally related to the denial of amortization deductions and withholding taxes asserted in connection with a tax audit examination of one of the Company’s foreign subsidiaries. The tax liability and interest associated with the foreign tax examination were settled as of September 30, 2013.

The effective tax rate of (15.5)% for the nine months ended September 30, 2013 differs from the statutory rate primarily due to state taxes, foreign taxes, the increase in the deferred tax liability from the amortization of tax deductible goodwill, the increase in the valuation allowance and discrete items recorded in the period.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows Data:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	75,616	37,148
Net cash used in investing activities	(32,956)	(67,896)
Net cash provided by financing activities	1,679	695
Effect of exchange rates on cash	498	(147)

Net increase (decrease) in cash and cash equivalents	44,837	(30,200)

As of September 30, 2013, we had cash and cash equivalents of $103.3 million and restricted cash of $0.3 million. We did not have any short-term or long-term investments. Cash and cash equivalents consist of cash and non-interest and interest bearing accounts. Restricted cash consists of cash restricted from withdrawal primarily attributable to a customer contract. We believe that our existing cash and cash equivalents together with cash flows from our operating activities and cash available under our Credit Facility will be sufficient to fund our operations for at least the next 12 months.

Operating Activities

For the nine months ended September 30, 2013, cash provided by operating activities was $75.6 million, which included a net loss of $25.0 million, an increase of $66.8 million to exclude non-cash items, and a net increase of $33.8 million in operating assets and liabilities. Significant non-cash items include $30.3 million in depreciation and amortization of property and equipment, $16.0 million in amortization of intangibles, and $19.1 million in stock-based compensation. Net change in operating assets and liabilities was primarily driven by an increase of $26.9 million in registration fees payable due to increased registrations related to growth in the business and seasonality particularly in our sports and business solutions customer groups; $15.6 million increase in accrued expenses of which $2.7 million relates to transaction costs associated with the Company’s strategic review process and proposed Merger and $9.6 million relates to an increase in accrued payroll costs due to timing of the payroll period and an increase in accrued bonuses compared to December 31, 2012; and a $3.1 million increase in deferred revenue related to timing differences between cash receipts and revenue recognition, offset by an increase of $6.3 million in registrations receivable resulting from an increase in registrations due to growth in the business and seasonality and a decrease of $4.8 million in accounts payable due to timing of payments to recurring vendors.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $33.0 million, resulting primarily from $16.7 million cash used for capital expenditures and $16.3 million for capitalized software development costs primarily related to the completion of the ActiveWorks architecture.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $1.7 million, resulting primarily from $5.4 million cash received from the exercise of stock options, offset by $1.9 million in payment of employee tax withholdings and $1.9 million for payments on capital lease obligations.

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

Under the Credit Facility, we are required to comply with certain financial covenants and ratios, including a quarterly consolidated leverage ratio of consolidated funded indebtedness to EBITDA of not more than 2.5 to 1.0 and a quarterly consolidated fixed charge coverage ratio of not less than 1.5 to 1.0. Substantially all of our tangible and intangible assets are considered collateral security under the secured Credit Facility. As of September 30, 2013, we were in compliance with all specified financial covenants and ratios.

Payment of the amounts owed under the Credit Facility may be accelerated, and the lenders’ commitments under the Credit Agreement may be terminated, upon an “event of default,” as defined in the Credit Agreement, such as failure to pay amounts owed when due, breach of a covenant, material inaccuracy of a representation or occurrence of bankruptcy, subject in some cases to cure periods.

At December 31, 2011 outstanding swing line loans were $5.0 million. In January 2012, we fully repaid the $5.0 million swing line loan and immediately borrowed $10.0 million under the revolving Credit Facility, which was fully repaid in August 2012. As of September 30, 2013 and 2012, we had $94.2 million and $93.9 million, respectively, available under the Credit Facility, net of $5.8 million and $6.1 million in outstanding letters of credit, respectively.

Letters of Credit

At September 30, 2013 and 2012, we had no amounts of cash restricted from withdrawal and held by banks as collateral for letters of credit.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any off balance sheet arrangements.

Contractual Obligations

Our contractual obligations relate primarily to borrowings under our credit facility, operating leases, capital leases and purchase obligations. As of September 30, 2013, there have been no significant changes to our contractual obligations from the information provided in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

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

On December 16, 2011, we entered into a Credit Agreement, as amended on July 2, 2012, that provides for a credit facility bearing interest at floating rates based upon either (a) 1.5% above the applicable LIBOR rate, or (b) 0.5% above (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) a daily rate equal to one-month LIBOR plus 1.00%. Our exposure to market risk for changes in interest rates relates primarily to the floating interest rate. Accordingly, interest rate increases would increase our interest expense on outstanding credit facility balances. As of September 30, 2013, no amount was drawn under the credit facility. Based on a sensitivity analysis, an increase of 1% in the floating interest rate would increase our borrowing costs by less than $0.1 million for each $1.0 million of borrowings under the credit facility, assuming such borrowings were outstanding for the entire quarter, or a maximum of $0.7 million if we utilized our entire line of credit.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 4, 2013, a putative stockholder class action was filed in the Superior Court of the State of California, County of San Diego captioned D’Ambrosia v. The Active Network, Inc., et al., Case No. 37-2013-00070071-CU-BT-CTL, seeking to enjoin Purchaser’s tender offer (the “Offer”) and the Merger. The complaint names the Company and the members of the Company’s board of directors (“Company Board”) as defendants. The complaint also names Vista Equity Partners (“Vista”), Parent, and Purchaser as defendants. The complaint generally alleges, among other things, that the members of the Company Board breached their fiduciary duties to the Company’s stockholders by agreeing to sell the Company to Vista for an unfair price and pursuant to an unfair process, agreeing to certain provisions in the Merger Agreement that purportedly deter alternative bids for the Company, and putting their personal interests ahead of the interests the Company’s stockholders. The complaint also alleges that the Company and Vista aided and abetted the alleged breaches of fiduciary duty by the members of the Company Board. The complaint seeks injunctive relief, monetary damages, an award of attorneys’ fees and other fees and costs, in addition to other relief.

On October 8, 2013, a second putative stockholder class action complaint was filed in the Superior Court of the State of California, County of San Diego, captioned Bushansky v. The Active Network, Inc., et al. , Case No. 37-2013-00070401-CU-SL-CTL, seeking to enjoin the Offer and the Merger. The complaint names the Company and certain members of the Company Board as defendants. The complaint generally alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders by, among other things, failing to take steps to maximize the value of the Company to its public stockholders, properly value the Company and protect against purported conflicts of interests in connection with the proposed sale of the Company. The complaint seeks, among other relief, injunctive relief, monetary damages, an award of attorneys’ fees and other costs and expenses and, in the event the proposed sale is consummated, rescission and compensatory damages. On October 11, 2013, the complaint in the Bushansky action was amended to, among other things, add allegations that the members of the Company Board breached their fiduciary duties to stockholders of the Company because the Schedule 14D-9 purportedly fails to provide the Company’s stockholders with all material information necessary to make an informed decision whether to tender their shares.

On October 15, 2013, a putative stockholder class action was filed in the Superior Court of the State of California, County of San Diego captioned Gupta v. The Active Networks, Inc., et al, Case No. 37-2013-00071122-CU-SL-CTL, seeking to enjoin the Offer and the Merger. The complaint names the Company and the members of the Company Board as defendants. The complaint also names Vista, Parent, and Purchaser as defendants. The complaint generally alleges, among other things, that the members of the Company Board breached their fiduciary duties to the Company’s stockholders by agreeing to sell the Company to Vista for an unfair price and pursuant to an unfair process, agreeing to certain provisions in the Merger Agreement that purportedly deter alternative bids for the Company, putting their personal interests ahead of the interests the Company’s stockholders, and failing to fully disclose to the Company’s stockholders all material information necessary to make an informed decision regarding whether to tender their Shares. The complaint also alleges that the Company, Vista, Parent, and Purchaser aided and abetted the alleged breaches of fiduciary duty by the members of the Company Board. The complaint seeks injunctive relief, rescission, monetary damages, an award of attorneys’ fees and other fees and costs, in addition to other relief.

Each of the Company, Parent, and Vista believes the allegations against them in these complaints lack merit, and each of them intends to vigorously defend the actions.

We are also from time to time subject to various claims and legal actions during the ordinary course of business, including potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted by third parties. These matters arise in the ordinary course and conduct of our business, and, at times, as a result of our acquisitions. They include, for example, commercial, intellectual property and employment matters. Some are expected to be covered, at least partly, by insurance. We intend to continue to defend ourselves vigorously in such matters. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we filed with the SEC on February 26, 2013, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related To the Merger with Vista

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame or at all could adversely affect our future business and financial results and our stock price.

Completion of the Merger is subject to certain conditions, including among other things (i) there having been validly tendered and not validly withdrawn Shares that represent one more than 50% of the total number of Shares outstanding on a fully diluted basis at the time of the expiration of the Offer and (ii) the receipt of proceeds by Parent under certain financing agreements, including debt commitment letters from Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Royal Bank of Canada, RBC Capital Markets, Bank of Montreal, and BMO Capital Markets Corp. (collectively, the “Lenders”).

We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or delayed for any other reason, our business may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed Merger may require additional commitments of their time and resources;

•	employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees;

•	our relationships with customers, partners and suppliers may be harmed as a result of the Merger as well as uncertainties with regard to the combined company’s plans with respect to our products, employees and business;

•	we have agreed to restrict certain of our activities pending the consummation of the Merger;

•	certain costs related to the proposed Merger, such as legal and accounting fees and reimbursement of certain expenses, are payable by us whether or not the proposed Merger is completed;

•	we would not realize any of the anticipated benefits of having completed the proposed Merger; and

•	we may be required to pay a termination fee if the Merger Agreement is terminated under certain circumstances which would negatively affect our financial results and liquidity.

Our stock price may also fluctuate significantly based on announcements by Vista and other third-parties or us regarding the proposed Merger. Any of these events could harm our results of operations and financial condition and could cause a decline in the price of our common stock, particularly if the Merger does not close.

If the proposed Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the proposed Merger is not completed, the Company Board will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking a minority investment from a strategic or financial partner or attempting to implement a sale to either a financial or strategic buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses, our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of Active.

The Merger Agreement contains “no solicitation” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third-party proposals for the acquisition of our common stock or assets. In addition, Vista has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposals before our Board of Directors may withdraw or qualify its recommendation with respect to the Merger. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we may be required to pay Vista a termination fee of $32.0 million.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. These provisions might also result in a potential third-party acquiror proposing to pay a lower price to the shareholders than it might otherwise have proposed to pay because of the added expense of the $32.0 million termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of the Company Board may be deemed to have interests in the execution and delivery of the Merger Agreement and the Offer and the Merger that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. The Company Board was aware of these interests and considered them, among other things, in reaching its decision to approve the Merger Agreement. As described in more detail below, these interests include:

•	the cancellation of vested and unvested options to purchase shares of common stock of the Company (the “Stock Options”) outstanding immediately prior to the closing of the Merger and the conversion of such Stock Options into the right to receive a cash payment equal to (i) the excess, if any, of Vista’s offer price over the exercise price per share of such Stock Option, multiplied by (ii) the total number of shares then issuable upon exercise in full of such Stock Option, without interest and less any required withholding taxes;

•	the accelerated vesting of Company unvested (i) time based restricted stock units, (ii) performance based restricted stock units and (iii) market stock units outstanding immediately prior to the closing of the Merger and the cancelation of such awards in exchange for a cash payment equal to Vista’s offer price for each share subject to the award;

•	the receipt of certain payments and benefits under certain executive officers’ employment, retention and change in control agreements upon certain types of terminations of employment that could occur before or following a change in control transaction; and

•	the entitlement to the indemnification and exculpation benefits in favor of directors and officers of the Company.

These interests may cause our directors and executive officers to view the Merger proposal differently and more favorably than our shareholders may view it.

Several lawsuits have been filed against the Company, Vista and our directors challenging the proposed Merger, and an adverse ruling may prevent the proposed Merger from being completed or adversely affect the Company’s financial results and liquidity.

The Company, Vista and the members of the Board have been named as defendants in several lawsuits brought by purported stockholders of the Company challenging the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the proposed Merger on the agreed-upon terms.

One of the conditions to the closing of the Merger is that no injunction or other legal restraint or prohibition shall be in effect that prevents completion of the proposed Merger. Therefore, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the company’s ability to complete the Merger, then such injunctive or other relief may prevent the proposed Merger from becoming effective within the expected timeframe or at all. In addition, an adverse judgment for monetary damages could have a material adverse effect on the financial results, operations and liquidity of the Company.

Risks Related To Our Business

We have a history of significant net losses, and we may not be able to achieve or maintain consistent profitability on an annual basis.

We have incurred fiscal year net losses since our inception in 1998. Our net losses were approximately $25.0 million for the nine months ended September 30, 2013, $43.0 million for the year ended December 31, 2012, $15.3 million for the year ended December 31, 2011, and $27.3 million for the year ended December 31, 2010. At September 30, 2013, we had an accumulated deficit of approximately $343.3 million. We anticipate our operating expenses will continue to increase during the next few years as we complete the transition of our customers to ActiveWorks, make additional acquisitions, increase our sales and marketing activities, expand outside of North America and enhance our customer service and call center capabilities. If our revenue grows at a slower rate than we anticipate, or if our operating expenses increase unexpectedly, we may not be able to achieve or maintain consistent profitability.

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

We acquired the state hunting and fishing business of Automated License Systems and Central Trust Bank in October 2008 and the campground registration business of ReserveAmerica in January 2009. As of September 30, 2013, we had approximately 55 state or provincial customers in North America that are utilizing our technology for registration and management services related to hunting, fishing, and campgrounds. Our government agency customers often require us to customize our applications and provide additional services to their participants to qualify for these contracts. For example, we are typically required to maintain call centers for these customers to allow participants to register telephonically and receive telephonic customer service and support. We continue to focus on ways to encourage participants to use the self-service features available through our websites, however, each year we are required to hire temporary employees and independent contractors to staff our call centers during peak registration periods. A number of our state customers require us to maintain a physical call center located in their particular state. Additionally, our state customers typically require us to provide third-party audits of our operations. These additional requirements are costly to comply with and add to the complexity of our business. If we are unable to properly manage and control the cost of the additional services required by our government agency customers, our operating margins will suffer and our business and results would be harmed.

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

Our commercial success is dependent in part on obtaining, maintaining and enforcing our intellectual property rights. We rely on a combination of trade secret, trademark, copyright, trade dress, domain name and patent laws in the United States and in the other jurisdictions in which we operate, together with confidentiality agreements and technical measures, to protect our intellectual property. We pursue the registration of our trademarks, service marks and domain names in the United States. Our registered trademarks in the United States include THE ACTIVE NETWORK, ACTIVE, ACTIVE.COM, ACTIVENET, ACTIVEWORKS, REGONLINE, RESERVEAMERICA and STARCITE. As of September 30, 2013, we have been granted six patents by the United States Patent and Trademark Office and have six patent applications pending in the United States. Our issued patents begin to expire in February 2019. We rely more heavily on trade secret protection than patents to protect our proprietary technology. To protect our trade secrets, we control access to our proprietary systems and technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. In addition, due to the relatively high cost associated with registering all of our copyrights, we generally rely on common-law copyright laws to protect these rights.

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

As of September 30, 2013, our directors, executive officers and beneficial holders of 10% or more of our outstanding common stock beneficially owned approximately 24% of our outstanding common stock, including restricted stock units awards vested and stock options exercisable within 60 days after September 30, 2013. We are not aware of any stockholder or voting agreements or understandings between or among our current directors, officers or beneficial holders of 10% or more of our outstanding common stock. However, these stockholders, acting together, would be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control could delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2013	6,294	$8.70	—	—
August 1 - 31, 2013	54,890	$10.05	—	—
September 1 - 30, 2013	19,339	$11.90	—	—

(1)	Through our stock incentive plans, 80,523 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock during the three months ended September 30, 2013.

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

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). From the effective date of the registration statement through September 30, 2013, we have used the net proceeds of the offering for repayment of debt, funding for our recent acquisitions and for general corporate purposes, including expenditures for financing our growth, developing additional application services functionality and features, acquiring new customers and funding capital expenditures. We invested the funds received in short-term, interest bearing, investment-grade securities.

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

The Active Network, Inc.

Date: November 5, 2013	By:	/s/ SCOTT MENDEL
Scott Mendel
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Notice of Grant of 2013 Performance Based Restricted Stock Units under 2011 Equity Incentive Award Plan.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of The Active Network, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.